Form 10-K
period 2011-12-31
Hygea Holdings Corp.
filed 2012-06-06
CIK 1469628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-174252

HYGEA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0532605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Dadeland Blvd., Suite 1500, Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	786-497-7718

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) 1of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011):  $6,971,362 (based on the last price sold prior to such date of $.11 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 164,322,680 shares of common stock outstanding as of June 4, 2012 (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012).

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

ii

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in terms of United States dollars.

As used in this current report and unless otherwise indicated, the terms “Company”, "we", "us", "our", and "Hygea" mean Hygea Holdings Corp. and our wholly-owned subsidiaries.

General Overview

We are a Nevada corporation formed on August 26, 2008, as Piper Acquisition II, Inc.  We changed our name to “Hygea Holdings Corp.” on May 16, 2011.

Our company, based on proposed business activities, was a "blank check" company.  The U.S. Securities and Exchange Commission (“SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Exchange Act, we also qualified as a “shell company,” because we had no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

On May 16, 2011, we entered into a Share Exchange Agreement with the shareholders of Hygea Health Holdings, Inc., a Florida corporation (“Hygea Health”), each of which are accredited investors (“Hygea Health Shareholders”), pursuant to which we acquired 99.9% of the outstanding securities of Hygea Health in exchange for 135,519,339 shares of our common stock (the “Hygea Exchange”).  The Hygea Exchange closed on May 16, 2011, which closing was deemed effective as of December 31, 2010.  Considering that, following the Hygea Exchange, the Hygea Health Shareholders control the majority of our outstanding common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Hygea Health is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for our net monetary assets, accompanied by a recapitalization.  We are the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Hygea Health.  Upon our acquisition of Hygea Health, we were no longer a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of Hygea Health pursuant to the terms of the Hygea Exchange.

Hygea Health was founded in March of 2007 as Hygea Health Network, Inc., with the purpose of creating a network of (i) multidisciplinary integrated medical group practices with a primary care physician focus; (ii) healthcare management service organizations that manage and coordinate the medical care of patients enrolled in multiple managed care health plans (i.e., HMOs) and (iii) integrating all aspects of the network via a robust technology platform that incorporates state-of-the-art and physician friendly electronic medical records and practice management system services, including scheduling and billing capabilities.  The focal point of Hygea Health’s value proposition is that the best healthcare patient results are achieved when the provider knows his patient.  To achieve that end, we embrace a management philosophy where the practice is patient centric to the individual patient and use modern technology to put together a platform that collects data and organizes it into a format that helps the provider understand the full scope or complexity of the patient condition.

 We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

We have two principal areas of operations. The first is a network of multidisciplinary integrated medical group practices (“Integrated Group”) with a primary care physician ("PCP") focus.  The Integrated Group owns a series of subsidiaries that provide industry related services and which support the integrated group practice business model.  The second focus is Palm Medical Network LLC (“Palm Medical Network”), an independent physician network.  Under Palm Medical Network, we have a series of medical service organizations (“MSOs”) that have entered “at risk” contracts with Medicare Advantage Health Maintenance Organizations (“HMOs”) throughout Florida.

The “Integrated Group” is a definition of the relationship between different provider organizations we own.  The Integrated Group defines a process and is not a standalone legal entity.  The providers identified to be part of the Integrated Group practice are usually acquired though an asset purchase of the practice and a phase out of the provider’s current corporate entity and provider agreements.  The group practices are organized in “pods” of primary care physicians in a medically cohesive area.  In addition to PCP, the pods will have certain specialties and will provide ancillary services (i.e. pharmacy, therapy, diagnostic and lab) to their patient population.   We have acquired the practices of Doctors Sussman and Staller, Stephen A. Kotzen and Doctor Jose David Suarez which, along with Opa-Locka Pain Management Corp., we have integrated into five offices in Miami-Dade and Broward Counties, Florida.  In 2011, we sold the Royal Palm Beach practice.  At present, we do not own any active subsidiaries that provide ancillary services.

Under Palm Medical Network, we have a series of medical service organizations (“MSOs”) that have entered “at risk” contracts with Medicare Advantage Health Maintenance Organizations (“HMOs”) throughout Florida.  An “at risk” contract is when the MSO agrees to assume either a portion or all of the financial risk/exposure for potential losses incurred by their patient base participating in that Medicare Advantage HMO.  An MSO is an entity that, under contract, provides medical and medically related services to patients on behalf of a Medicare Advantage HMO agreement.  We currently have four “at risk” agreements with different Medicare Advantage HMOs.  We have created a legal subsidiary to manage each discreet Medicare Advantage HMO agreement to protect the parent entity as well as the other contracts should one of the contracts be impaired or incur excessive losses.

From 2007 to 2010, Hygea Health made a series of acquisitions of group physician practices and also as acquired Palm Medical Group, in order to access their approximately 1,600 credentialed physicians.

Through the following healthcare management “toolkit”, we acquire, manage and integrate group practices, with a PCP focus:

Independent Physician Association (IPA) and Managed Service Organizations (MSOs) - In 2007 we acquired Palm Medical Group, Inc., a Florida not-for-profit Independent Physician Association with a 20-year operating history.  Palm Medical Group, Inc. was originally founded by the Tenet Hospital chain, now operated as Palm Medical Network, LLC (“Palm”).  The integrated group practice and Palm are synergistic.  Their interaction provides each other with significant resources and the opportunities to grow their respective businesses.  We provide core technologies through our electronic medical records service and an alternative practice model. Palm provides a network of primary care physicians which, along with their Management Services Organizations (MSOs) contracts Medicare HMO membership with Care Plus (Humana’s Medicare HMO), Physicians United, and Amerigroup among others.  Palm is an independent physician association (“IPA”) that consists of approximately 1,600 physicians, practicing in 76 medical specialties and delivering over 4.5 million hours of patient care annually.  Palm’s MSOs have been the financial engine for our network.   Palm’s network has a blanket agreement with its members that it can contract on their behalf with any payor for the provision of medical services.  The provider has the right, once notified, to opt out of the agreement voluntarily.

Network of Medical Group Practices and Healthcare Service Providers – We own and continue to acquire medical group practices with a PCP focus throughout Florida.  We began our initial provider rollout with an initial focus on the South and Central Florida markets, with plans for expansion into surrounding states in the Southeast next, then throughout the U.S.  We are also in a variety of negotiations with specialty medical and ancillary healthcare service providers (including diagnostic facilities, pharmacies, rehabilitation therapy practices, among others) to ultimately provide community-based “medical malls” for more efficient, more comprehensive and better patient care.

Medical Risk Assessment (MRA) Specialists – We are focused on improving the quality of care for patients and achieving accurate and timely payment from our managed care plan partners for services rendered.  This is achieved through the utilization of specialized third party healthcare consultants to identify and correct coding errors, conduct health risk assessments directly with patients to correctly identify all the issues and conditions affecting each patient, and conducting intensive medical record audits.  We believe accurate tabulations of each patient’s medical risk assessment score within each practice and within our MSO may result in increased revenue and profit margins for the Company.

Electronic Medical Records/Practice Management System – We are strong proponents of using electronic medical records/practice management systems (“EMR/PMS”) in all physician practices and ancillary providers in Florida.  This system provides integrated patient record management that is fully automated end-to-end.  We have allocated and deployed financial and technical resources to speed the continued implementation and integration of EMR/PMS into our operations.

In deploying EMR into our operations, patient data is analyzed by our provider team as well as artificial intelligence is introduced to determine trends and create suspect reports on the individual patients allowing the provider to investigate and diagnose.  The EMR is integrated with the practitioner’s management suite to assure data is consistently updated from the most recent visits.  Equally important, practice management software is used to set up new network specialist or diagnostic appointments and allows monitoring/tracking whether the patient has actually gone to the referral services.  Data is obtained from all referrals with picture records input into EMR.  It is important to note that technology is truly robust only if management is committed to use that technology for the benefit of patient care.  We are dedicated to do such that and have developed training sessions/manuals for all acquired practices.

 Business Model

Our focus is the profitable operation of a medical practice by leveraging technology to assist the healthcare provider in documenting, tracking and communicating patient care to a continuum of other healthcare providers such as specialists, diagnostic centers, pharmacies and laboratories.

 Our physician group practice structure also offers physicians significant practice revenue enhancements that are not available to sole practitioners or improperly structured group practices.  We feel we have created the optimum structure for both control and capture of physician revenue with parallel attention of best health care results to the patient.  As previously stated, we are a patient centric practice with a focus of the primary care physician as the coordinator of the healthcare delivery system.  Our system will be a fully integrated delivery system that will encompass most of the specialized physician referral results with the primary care physician care plan.  All ancillary health services will be captured in our electronic data collection tools to allow the practice to have a total control and knowledge of a patient’s medical condition and be better able to coordinate that care.  Most of the current group practice models, with the exception of such national organizations like Cleveland Clinic, Mayo Clinic and Kaiser Permanente, were structured in the 1990s where the focus was to incorporate specialist groups such as cardiologists, anesthesiologists and gynecologists.  These groups were not patient centric and not properly integrated with focused continued care nor did they capture or compile all separate specialists records/research in a central database.   We do not believe the group model meets today’s criteria for best medical/healthcare results of the patient.  There are some other primary care oriented group practices that do not have the record keeping component and the additive designated ancillary services are not captured and, thus, we believe fail in providing the best healthcare and medical results.

These practice enhancements include the capture of revenue created by physician referrals of both designated health services (lab, pharmacy, diagnostic and therapy) as well as specialist physician revenue that would otherwise be lost to the primary care physician.  Our ability to earn and share revenue with our member groups through use of the Stark law’s “In-Office Ancillary Services Exception” (and similar provisions at the state level), draws physicians, group practices and medical specialists to our business model.

The Stark law generally prohibits physicians from making designated health service referrals to organizations with which those physicians (or an immediate family member) have a financial relationship, unless an exception under the law applies. This includes physician referrals to their own medical practice where the following circumstances are present:

•	a physician delivers services through the medical practice;

•	the medical practice furnishes designated health services that may be payable by Medicare making the medical practice a Designated Health Services (DHS) entity;

•	the physician has a financial relationship with the medical practice; and

•	the physician makes referrals to the medical practice for the furnishing of DHS.

Physicians and medical practices rely on the Stark law’s in-office ancillary services exception and physician services exceptions to allow "within-practice" DHS referrals.  Of these, the in-office ancillary services exception is used most frequently as it allows physicians in medical practices to:

•	make referrals for certain DHS within the medical practice;

•	furnish those DHS to practice patients;

•	bill Medicare and Medicaid for the services; and

•	retain and use the revenues earned from providing the services within the group for payment of practice expenses and physician compensation.

These exceptions are therefore of significant importance to a medical practice’s internal activities.

Additional revenue comes from management efficiencies of scale and access to better payer benefits.  Together they create a sustainable revenue stream different from that of other practice management and managed care groups.  Our revenue stream is different from the focus of the traditional practice management groups in that most practice management groups pay for cost savings from other practices with better billing, which we believe increases revenue 10% to 20% and earnings of an equal amount.  In our model, and in capturing ancillary revenue properly within the Stark guidelines, we anticipate increasing revenue four-fold, which we believe equates to increasing the physician take-home pay by 50% to 100%.  We believe that the advantage of our model create better health care delivery systems for patients and optimize revenue models for physicians and their partners.

We also believe that our business model diversifies and maximizes revenue while minimizing costs / spreading operating risk across sector and geographic areas.

Revenue Enhancement (Capture of Additional Revenue for Practices) - We earn distinct revenue from: (a) creating provider efficiencies for the delivery and administration of medical services; (b) providing ancillary medical services in-house such as laboratory, diagnostic and pharmacy; (c) ownership of other ancillary services restricted for physicians under the Stark law, (e.g., home health and durable medical equipment) and (d) MSO revenue from Palm Medical Network.

Cost Minimization - We offer economies of scale by centralizing back office services, reducing practice management redundancy, managing of medical real estate assets and amortizing shared services and other costs across a larger base.  Day-to-day services provided include compliance, management of equipment and real estate leases, staffing, billing, contract negotiation, bulk purchase of medical supplies, and accounting functions.  Cost minimization is further enhanced through efficiencies gained from the implementation of our licensed state-of-the-art EMR system, and associated proprietary tools.

Revenue Maximization - We improve physician incomes because they are able to see more patients more efficiently, provide a higher level of medical care and through the capture of ancillary services.

Regional Diversification - We form group practice LLC’s regionally, generally by county.  LLC’s are organized around the matching of patient and provider demographics.  This is an approach that syncs supply and demand between provider and patient and also provides risk abatement to our investors through portfolio diversification.  We believe that this interstate expansion strategy will further expand and diversify our business model.

Expanding Industry - We have targeted a growth industry.  Key existing population demographics in the U.S. – large aging population and increased longevity – tend to assure that health care will continue to expand for at least a generation.  We believe that this is true irrespective of government efforts to control cost through managed care, technology or revenue pressure on providers.  It is many experts’ opinion that healthcare is one of the few industries, along with defense, food and energy, that is essentially recession resistant.

Poised for Expansion - We plan to continue to extend our service offering through the adoption of the “Medical Mall” structure.  Medical Malls are centralized medical services located in a mall format where we position multiple practices, including general practice physicians, specialists, and urgent care centers alongside ancillary service providers such as therapists, pharmacies, laboratories, and diagnostic centers.  This one-stop approach is expected to be attractive to physicians and patients alike since concentration of medical services, ancillary services and associated support makes health care delivery and receipt more efficient and less stressful.

Market

Our initial targeted geographic area of operation and growth, the state of Florida, has over 36,000 doctors serving a total population of over 18.1 million people.  Miami Dade County’s population of 2.5 million people is currently served by more than 8,000 medical providers, 2,000 of whom are members of the Dade County Medical Association.  The Broward County Medical Association unites 1,500 allopathic (conventional medicine) and osteopathic (musculoskeletal) physicians, who join a legion of over 4,000 providers serving a population of 1.8 million.  The population of Palm Beach County is 1.3 million, which is served by over 3,000 doctors.

According to the U.S. Department of Labor, family practitioners in Florida make, on average, a net income of approximately $150,000 per year.  Surgeons earn only slightly higher at approximately $165,000 per year.  Specialists such as obstetricians/gynecologists earn approximately $180,000 per year.  The salary ranges in the tri-county region average about 25% higher than these figures, and in the Orlando area they are closer to the averages.  According to the MGMA (Medical Group Management Association), the average primary care physician grosses about $460,000 in annual billings in the South Florida market.

Competition

The healthcare services industry tends to be fragmented and dynamic, consisting of specialized and ancillary services firms that operate mainly on a regional basis such as generalist management companies, information systems vending firms, Health Maintenance Organizations and Managed Service Organizations.  Due to the healthcare services market having a strong regional bias, many competitors in one location may not be operating in other areas.  Management believes that the fragmented competition allows the Company the opportunity to expand into new markets rapidly via targeted acquisitions.

The industry in which we operate has no institutional provider organizations.  Our integrated practice model combines three distinct business verticals.  The first business vertical is the Medicare Advantage designated clinic system that only accepts Medicare Advantage patients with significant presence maintained by Leon Medical Centers (Miami Dade County), MCCI (Florida statewide), Pasteur Medical Centers (Miami Date County) and Southeastern Integrated Medical (SiMed) Centers (Ocala and Jacksonville).  The second business vertical is the commercial market and fee-for-service Medicare which is best represented in Florida by Cleveland Clinic (Florida statewide), Mayo Clinic (Florida statewide) and Southeastern Integrated Medical (north Florida).  The third business vertical is comprised of small group practices that will take a combination of both fee-for-service and Medicare Advantage patients; these practices are usually not large enough to sustain all the components of our integrated model.  We combine all of the business verticals and see ourselves as payor-neutral, accepting clients irrespective of whether they are commercial, cash or Medicare Advantage/Medicare fee-for-service.  We do not believe ancillary service firms are in competition with us, as they do not drive or attract patients but are more of recipient of referrals from these three business verticals.  In the State of Florida, the northern part of the state is driven by a fee-for-service practice model while the southern part of the state, has a much higher incident of managed care delivery model.

Government Regulation

Medicare and Medicaid Participation

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled.  Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons.  Each state Medicaid program has the option to determine coverage for ambulatory surgery center services and to determine payment rates for those services.

In order to participate in the Medicare program, our diagnostic centers, clinical laboratories, pharmacies and short stay or outpatient surgical facilities may have to satisfy a set of regulations known as “Conditions of Participation.”  Each facility can individually meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS.  As we acquire these types of facilities, we will have established ongoing quality assurance activities to monitor and strive to ensure our facilities’ compliance with these conditions of participation.  Any failure by a facility to maintain compliance with these Conditions of Participation as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the Conditions of Participation.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments for our services.

Effective July 1, 2011, the Accountable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat Hospital-Acquired Conditions (“HACs”).  Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments.  Beginning in fiscal year 2013, hospitals with excessive readmissions for conditions designated by HHS will receive a reduction of 1% in operating payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.  This rate will increase by 1% each year up to 3% in federal fiscal year 2015.

Accountable Care Organizations

On October 31, 2011, CMS issued its final regulations for Accountable Care Organizations, or ACOs, which were created under the Acts and intended to allow providers, including hospitals, physicians and other designated professionals and suppliers to coordinate care for Medicare beneficiaries.  This shared savings program is intended to produce savings as a result of improved quality and operational efficiency.  ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program.  The final regulations detail certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO.  Under the regulations, patient and provider participation in ACOs will be voluntary.  We will continue to monitor developments with the implementation of the ACO regulations and their effect on our business in order to react accordingly.

Federal Anti-Kickback and Physician Self-Referral (Stark) Laws

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship such as an ownership interest or compensation arrangement with the entity that furnishes services to Medicare beneficiaries, unless an exception applies.

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships.  These restrictions include a federal criminal law, referred to herein as the anti-kickback statute, which prohibits offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid; or

•
purchasing, leasing or ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

A violation of the anti-kickback statute constitutes a felony.

Health Information Security and Privacy Practices

The regulations promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information.  Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy;

•	breach notification; and

•	enforcement

In August 2000, the Department of Health and Human Services finalized the transaction standards, with which we comply.  The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, with which we comply.  These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions.  We are a covered entity under the final rule.  The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally.  These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed.  A violation of the privacy standards, as in effect prior to the 2009 Amendments discussed below, could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard.  The final rule also provided for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Number of Employees

As of December 31, 2011, we had 28 employees, of which 23 were full-time employees.  We consider relations with our employees to be good.

Environmental Matters

We are unaware of any environmental matters pending or threatened related to our operations or our facilities.

Item 1A.                      Risk Factors

Our business, operations, and financial position are subject to various risks. These risks are described below.

We have had minimal revenues from operations and, if we are not able to obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and issuances of debt to meet the majority of our cash requirements.  During our year ended December 31, 2011, we generated $9,427,392 in revenue, had cash on hand of $13,097 and a working capital surplus of $520,469 at December 31, 2011.  During the year ended December 31, 2011, we used $1,575,958 of cash in operating activities.  We may never generate positive cash flow from operations.  We estimate that we will require approximately $2.0 million to $3.0 million to carry out our business plan through the end of 2012, which will be dependent upon the number of primary care physician practices acquired during the year, if any.  Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues, we will not be able to maintain our operations or achieve a profitable level of operations.

We derive a substantial portion of our revenue from CarePlus Health Plans, Inc. (“CarePlus”) and if we are unable to collect our outstanding account receivables, our operations will be negatively impacted.

We derive a substantial portion of our revenue and accounts receivable from CarePlus.  Revenues earned from CarePlus amounted to $7,631,831 and $8,570,744 for the years ended December 31, 2011 and 2010, respectively.  CarePlus account receivable amounted to $3,403,969 as of December 31, 2011.  If we are unable to collect our outstanding account receivable with CarePlus, our operations will be negatively impacted.

We commenced our business operations in August 2008 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history.  Our operating activities since our incorporation have consisted primarily of raising operating capital, closing various acquisitions and marketing our services to prospective customers.  Our prospects are subject to the risks and expenses encountered by start-up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth and our inability to access sources of financing when required and at rates favorable to us.

Our limited operating history and the highly competitive nature of our business make it difficult or impossible to predict future results of our operations.  We may not succeed in developing our business to a level where we can achieve profitable operations, which may result in the loss of some or all of your investment in our common stock.

We have generated limited revenues since our inception.  Because of our lack of significant operating history and our limited net income, in all likelihood we will continue to incur operating expenses without significant revenues until our services gain significant exposure in the market.  Based upon current estimates, we estimate our average monthly operating expenses in the near future to be approximately $75,000 to $150,000 per month, which will be dependent upon the number of primary care physician practices acquired during the year, if any.  We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing.  Our primary source of funds has been the sale of our common stock and issuances of debt.  We can offer no assurance that we will be able to generate enough interest in our services.  If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income.  In addition, if we are unable to establish and generate material significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

We may need additional capital to expand or maintain our operations, which will result in dilution to existing stockholders.

At a minimum, we expect that we will need additional capital during 2012 if we want to pursue various growth initiatives.  Further, we may be required to make increased capital expenditures to fund any growth of operations, infrastructure, and personnel.  We may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

•	the pace of expansion of our operations;

•	our need to respond to competitive pressures; and

•	future acquisitions of complementary products, technologies or businesses.

We expect that we will be required to sell additional equity or debt securities.  Debt financing must be repaid at maturity, regardless of whether or not we have sufficient cash resources available at that time to repay the debt and may contain covenants restricting the operations of our business.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  Any financing arrangements may not be available on terms acceptable to us, if at all.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We can provide no assurance to investors that we will be able to find such financing when such funding is required.  Obtaining additional financing will be subject to a number of factors, including investor acceptance of our business model.  Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability.  Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which may result in the loss of some or all of your investment in our common stock.  There is no assurance that actual cash requirements will not exceed our estimates.  If additional funds are not obtained, we would modify (reduce) our primary care physician practice acquisition targets.

 We have a limited operating history and if we are not successful in growing the business, of which there is no guarantee, then we may have to scale back or even cease our ongoing business operations.

Our success is significantly dependent on our ability to continue to grow our business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a limited operating history.  We may be unable to locate additional customers or continue to operate on a profitable basis.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

We depend upon reimbursement by third-party payors.

Substantially all of our revenues are derived from private and governmental third-party payors.  Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics.  These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis.  We believe that this trend will continue and may limit reimbursements for healthcare services.  If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if they choose not to renew the contracts with these insurers at lower rates.  In addition, in certain geographical areas, the physician offices must be approved as providers by key health maintenance organizations and preferred provider plans.  Failure to obtain or maintain these approvals would adversely affect our financial results.

In addition, there are increasing pressures from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services.  Our relationships with managed care and non-governmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements.  These agreements set forth the amounts we are entitled to receive for our services.  We could be adversely affected in some of the markets where it operates if they are unable to negotiate and maintain favorable agreements with third-party payors.

Additionally, third-party payors may, from time to time, request audits of the amounts paid, or to be paid, to us under our agreements with them.  We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.

Our historical revenue has been concentrated with CarePlus representing approximately 82.0% and 91.6% of our 2011 and 2010 medical revenues, respectively.  The increase in accounts receivable affects our liquidity.   If we are unable to collect the amounts due from CarePlus, our liquidity would be affected resulting in retraction of business operations or seeking additional public or private funding to offset such impact.

Our operating results could be adversely affected if our actual healthcare claims exceed our reserves.

Historically, we have been able to satisfy our claims payment obligations each month out of cash flows from operations and existing cash reserves.  However, in the event that our revenues are substantially reduced due to a loss of a significant HMO contract or other factors, our cash flow may not be sufficient to pay off claims on a timely basis, or at all.  If we are unable to pay claims timely we may be subject to HMO de-delegation wherein the HMO would take away our claims processing functions and perform the functions on our behalf, charging us a fee per enrollee, a requirement by the HMO to comply with a corrective action plan, and/or termination of the HMO contract, which could have a material adverse effect on our operations and results of operations.

Our operations are presently focused in one geographic location - South and Central Florida.  If this region of Florida was to experience an economic downturn or continues to experience the negative effects from the recession, our operations may be negatively impacted.

Our business, financial condition and results of operations may be adversely affected by unfavorable economic and market conditions in our sole geographical segment.

Our operations are presently focused in one geographic location - South and Central Florida.  Changes in this region could adversely affect the profitability of our business.  Economic conditions have from time to time contributed to slowdowns in the healthcare industry, resulting in reduced demand and increased price competition for our services.  If economic and market conditions in South and Central Florida remain unfavorable, spread or deteriorate further, we may experience an adverse impact on our business, financial condition and results of operations.  Accordingly, the economic downturn in South and Central Florida may hurt our financial performance.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition and results of operations.

We may be exposed to liability if we cannot process any increased volume of claims accurately and timely.

We have regulatory risk for the timely processing and payment of claims.  If we are unable to handle increased claims volume or if we are unable to pay claims timely we may become subject to an HMO corrective action plan or de-delegation until the problem is corrected, and/or termination of the HMO agreement, which could have a material adverse effect on our operations and profitability

Our profitability may be reduced or eliminated if we are not able to manage our healthcare costs effectively.

Our success depends in large part on our effective management of healthcare costs incurred by our affiliated physician organizations and controlling utilization of specialty and ancillary care, and by contracting with our independent physicians at competitive prices.

We attempt to control the healthcare costs of our HMO enrollees through capitated and discounted fee-for-service contracts, by emphasizing preventive care, entering into risk-sharing agreements with HMOs that have favorable rate and utilization structures, and requiring prior authorization for specialist physician referrals.  If we cannot maintain or improve our management of healthcare costs, our business, results of operations, financial condition, and ability to satisfy our obligations could be adversely affected.

Under all current HMO contracts, our affiliated physician organizations accept the financial risk for the provision of primary care and specialty physician services, and some ancillary healthcare services.  If we are unable to negotiate favorable contract rates with providers of these services, or if our affiliated physician organizations are unable to effectively control the utilization of these services, our profitability would be negatively impacted.  Our ability to manage healthcare costs is also diminished to the extent that we are unable to sub-capitate the specialists in our service areas at competitive rates.  To the extent that our HMO enrollees require more frequent or extensive care, our operating margins may be reduced and the revenues derived from its capitation contracts may be insufficient to cover the costs of the services provided.

The revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare's Risk Adjusted payment methodology.

In 2004, Centers for Medicare & Medicaid Services (“CMS”) began a four-year phase-in of a revised compensation model for Medicare beneficiaries enrolled in Medicare Advantage plans. Previously, monthly capitation revenue was based primarily on age, sex and location.

The CMS revised payment model seeks to compensate Medicare managed care organizations based on the health status of each individual enrollee.  Health plans/Medical Groups with enrollees that can be proven to require more care will receive higher compensation, and those with enrollees requiring less care will receive less.  This is referred to by CMS as "Risk Adjustment."

   Increased numbers of office visits by members, and submission of encounter data is required in order to receive incremental revenue, or not for any given member.  This requires a great deal of continuous effort on our part, and cooperation on the part of our contracted physicians and HMO enrollees.  We have not always been able to gain this cooperation from the contracted physicians and enrollees, or devote the resources necessary to obtain incremental Risk Adjustment revenue, or avoid having previously received revenue taken back from us.

Additionally, because of the time required by CMS to process all of the submitted encounter data from all participating entities, we typically do not find out until the latter part of the calendar year what adjustments will be made to our Medicare revenue for the prior year, at which time those adjustments to revenue, which have historically been significant, are recorded.

The adoption of more restrictive Medicare coverage policies at the national or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient services.

Medicare providers also can be negatively affected by the adoption of coverage policies, at the national and or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate.  In the absence of a national coverage determination, Medicare contractors may specify more restrictive criteria than otherwise would apply nationally.  CMS began implementing new inpatient rehabilitation hospital coverage criteria effective January 1, 2010 that will require existing local coverage policies to be updated for each Medicare contractor.  We cannot predict how the adoption of modified local coverage determinations or other policies will affect our operations.

If we are unable to identify suitable acquisition candidates or to negotiate or complete acquisitions on favorable terms, our prospects for growth could be limited. In addition, we may not realize the anticipated benefits of any acquisitions that we are able to complete.

Part of our business strategy is to grow through acquisitions in order to achieve economies of scale.  Although we are regularly in discussions with potential acquisition candidates, it may be difficult to identify suitable acquisition candidates and to negotiate satisfactory terms with them.  If we are unable to identify suitable acquisition candidates at favorable prices, our ability to grow by acquisition could be limited.

In addition, to the extent we are successful in identifying suitable acquisition candidates and making acquisitions, these acquisitions involve a number of risks, including:

it may occur that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that industry or economic conditions change, all of which may require a future impairment charge;

we may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired services with our existing services;

•	there may be customer confusion where our services overlap with those of entities that are acquired;

•	our ongoing business and our attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	there may be difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	we may acquire companies that have material liabilities, including, among other things, for the failure to comply with healthcare laws and regulations;

•	the acquisition may result in litigation from terminated employees or third parties;

•	we may experience significant problems or liabilities associated with service quality, technology and legal contingencies;

•	we may spend considerable amounts of money (legal, accounting, diligence, etc.) in seeking an acquisition candidate and never complete the acquisition; and

•	acquisition candidate letters of intent may have large break-up fees if the acquisition is not completed.

In particular, the strategy for growth includes strategic acquisitions of primary care physician (PCP) practices.  However, even if we are successful in completing further acquisitions, we may not be possible to integrate their operations into our operations or it may be difficult and time consuming to integrate the acquired practices' management services, information systems, billing and collection systems, finance department, medical records, and other key administrative functions, while at the same time managing a larger entity with a differing history, business model and culture.  We may be required to develop working relationships with providers and vendors with whom they have had no previous business experience.  We also may not be able to obtain the necessary economies of scale.  Integration of acquired entities is vital to be able to operate effectively and to control variable (staffing) and fixed costs.  If we are not successful in integrating acquired operations on a timely basis, or at all, our business could be disrupted and we may not be able to realize the anticipated benefits of its acquisitions, including cost savings.  There may be substantial unanticipated costs associated with acquisition and integration activities, any of which could result in significant one-time or on-going charges to earnings or otherwise adversely affect our operating results.

We may not be able to make future acquisitions without obtaining additional financing.

To finance any acquisitions, we may, from time to time, issue additional equity securities or incur additional debt.  A greater amount of debt or additional equity financing could be required to the extent that our common stock fails to achieve or to maintain a market value sufficient to warrant its use in future acquisitions, or to the extent that acquisition targets are unwilling to accept common stock in exchange for their businesses.  Even if we were permitted to incur additional debt or determine to sell equity, we may not be able to obtain additional required capital on acceptable terms, if at all, which would limit our plans for growth.  In addition, any capital we may be able to raise could result in increased leverage on our balance sheet, additional interest and financing expense and decreased operating income.

Whenever we seek to make an acquisition of an entity that has an HMO contract, the HMO could potentially refuse to consent to the transfer of its contract, and this could effectively stop the acquisition or potentially deprive us of the revenues associated with that HMO contract.

Contracts with HMOs typically include provisions requiring the HMO to consent to the transfer of their contract before effecting any change in control of the healthcare provider party thereto.  As a result, whenever we seek to make an acquisition, such acquisition may be conditioned upon the acquisition candidate's ability to obtain such consent from the HMOs with which it has contracted.  Therefore, an acquisition could be delayed while an HMO seeks to determine whether it will consent to the transfer.  While our experience is that the HMOs limit their review to satisfying their regulatory responsibility to ensure that, following the acquisition, the post-acquisition entity will meet certain financial and operational thresholds, the language in many of the HMO agreements give the HMO the ability to decline to give their consent if they simply do not want to do business with the acquiring entity.  If an HMO is unwilling for any reason to give its consent, this could deter management from completing the acquisition, or, if they complete an acquisition without obtaining an HMO's consent, they could lose the benefits associated with that HMO's contract.

Revenues and profits could be diminished if we lose the services of key primary care physicians.

Substantially all of our revenues are derived from our affiliated physician organizations.  Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing IPA, or otherwise become unable or unwilling to continue practicing medicine or contracting with its affiliated physician organizations.  Enrollees who have been served by such physicians could choose to enroll with competitors' physician organizations, reducing our revenues and profits.  Moreover, we may not be able to attract new physicians into our affiliated physician organizations to replace the services of terminating physicians.

We will also depend upon its ability to recruit and retain experienced physicians.

Our revenue generation is dependent upon referrals from physicians in the communities our medical offices serve, and our ability to maintain good relations with these physicians.  The primary care physicians are the front line for generating these referrals and management is dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced physicians, our business may decrease and our net operating revenues may decline.

We continue to face intense competition.

The industry in which we operate has no institutional provider organizations.  Our integrated practice model combines three distinct business verticals.  The first business vertical is the Medicare Advantage designated clinic system that only accepts Medicare Advantage patients with significant presence maintained by Leon Medical Centers (Miami Dade County), MCCI (Florida statewide), Pasteur Medical Centers (Miami Date County) and Southeastern Integrated Medical (SiMed) Centers (Tampa St Petersberg).  The second business vertical is the commercial market and fee-for-service Medicare which is best represented in Florida by Cleveland Clinic (Florida statewide), Mayo Clinic (Florida statewide) and Southeastern Integrated Medical (north Florida).  The third business vertical is comprised of small group practices that will take a combination of both fee-for-service and Medicare Advantage patients; these practices are usually not large enough to sustain all the components of our integrated model.  We combine all of the business verticals and see ourselves as payor-neutral, accepting clients irrespective of whether they are commercial, cash or Medicare Advantage/Medicare fee-for-service.  We do not believe ancillary service firms are in competition with us as they do not drive or attract patients but are more of recipient of referrals from these three business verticals.  In the State of Florida, the northern part of the state is driven by a fee-for-service practice model while the southern part of the state, has a much higher incident of managed care delivery model.  We compete against many other companies in the specialized health services industry, most of which have considerably greater resources and abilities than we do.  These competitors may have greater marketing and sales capacity, significant goodwill, and global name recognition.

We will depend upon the cultivation and maintenance of relationships with the physicians in our markets.

  Our success is dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relations with these physicians and other referral sources.  Physicians referring patients to the clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice.  If we are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease and our net operating revenues may decline.

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure/permits, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	payment for services.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry.  We believe that we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses.  If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations.  In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

Healthcare reform legislation may affect our business.

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level.  At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs.  The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on our business is uncertain and difficult, if not impossible to predict.  That impact may be material to our business, financial condition or results of operations.

We may incur closure costs and losses.

The competitive and/or economic conditions in the local markets in which we operate may require us to close certain physician offices.  In the event a physician office is closed, we may incur closure costs and losses.  The closure costs and losses include, but are not limited to, lease obligations, severance, and write-off of goodwill.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law.  Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We are dependent on certain key personnel.

Our business is dependent on the services of Daniel T. McGowan, Chairman, Board of Directors, Manuel E. Iglesias, our Chief Executive Officer and other key management and directors.  We do not have key man insurance for either of these individuals.  The loss of their services or our ability to expand to maintain our business will depend in part upon our ability to attract and retain qualified personnel in operations management, technology, marketing and other areas.  We depend upon employees and consultants in a competitive market.  If we are unable to attract and retain personnel that have the technical expertise we require, it could adversely affect our ability to develop our network and market our services.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 61.4% of our common stock.  Under our Articles of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.   As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock, $0.0001 par value, of which 164,322,680 shares of common stock issued and outstanding as of June 5, 2012 (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) and 10,000,000 shares of preferred stock, $0.0001 par value, of which no shares are issued and outstanding.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The Board of Directors, in its sole discretion, may issue preferred shares which could carry superior rights and preferences and, in turn, limiting the influence common shareholders may have on the direction of our company.

We have authorized 10,000,000 shares of blank check preferred stock none of which is currently outstanding.  Upon issuance of any preferred stock in the future, the rights attached to the preferred shares could affect our ability to operate, which could force us to seek other financing.  The Board of Directors may issue preferred stock without obtaining shareholder approval.  Such financing may not be available on commercially reasonable terms or at all and could cause substantial dilution to existing stockholders.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize.  Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

As our current estimated stock price is $0.11, our Common Stock will be subject to “penny stock” rules which may be detrimental to investors.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share.  Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have never paid a dividend on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future.  Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations.  Notwithstanding, we will likely elect to retain earnings, if any, to finance our growth.  Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future.  The declaration and payment of dividends will be at the discretion of our Board of Directors.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002 and the Dodd Frank Wall Street Reform and Protection Act, have resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed.  Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics.  We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions. If we do adopt various corporate governance measures, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.

Item 1B.          Unresolved Staff Comments

As a smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.              Properties

We maintain our principal executive office at 9100 South Dadeland Blvd, Suite 1500, Miami, FL 33156.  We occupy those office premises under a lease which expires in August 2012 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date.

In addition to our principal executive office, as of December 31, 2011, we leased or owned through various consolidated entities four business locations to support our operations.  Most of our leases contain one or more options to extend the lease period for up to five additional years for each option.  Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses.

Our principal executive office and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.  Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation.  Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

Item 3.              Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any legal proceedings or claims that we believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.              Mine Safety Disclosures

None.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

There is presently no public market for our common stock and there has never been a market for our common stock.  We anticipate applying for quotation of our common stock on the OTC Bulletin Board, however we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.  The OTC Bulletin Board securities are not quoted and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

A market maker sponsoring a company's securities is required to obtain a quotation of the securities on any of the public trading markets, including the OTC Bulletin Board.  If we are unable to obtain a market maker for our securities, we will be unable to develop a trading market for our common stock.  We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for quotation on the OTC Bulletin Board.

As of June 5, 2012 , we had 164,322,680 shares of common stock outstanding (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) and approximately 179 record stockholders.

Dividend Policy

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.  We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

As of June 5, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Rule 144

In general, under Rule 144, as currently in effect, a person, other than an affiliate, who has beneficially owned securities for at least six months, including the holding period of prior owners is entitled to sell his or her shares without any volume limitations; an affiliate, however, can sell such number of shares within any three-month period as does not exceed the greater of:

•	1% of the number of shares of common stock then outstanding, or

•	the average weekly trading volume of common stock on the OTC Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to that sale.

Sales under Rule 144 are also subject to manner-of-sale provisions, notice requirements and the availability of current public information about an issuer.  In order to effect a Rule 144 sale of common stock, the transfer agent requires an opinion from legal counsel.  Further, the six month holding period is applicable only to issuers who have been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for at least 90 days.  As of  June 5, 2012, no shares of our common stock are available for sale under Rule 144. On October 13, 2012, approximately 63.4 million shares will be available for resale under Rule 144.

Restrictions on the Use of Rule 144 by Former Shell Companies

Rule 144 is not available for the resale of securities issued by any issuer that is or has been at any time previously a shell company unless the following conditions have been met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As we are a former shell company, all shareholders will not be able to resell their securities utilizing Rule 144 until one year after the filing of the Form 10 information, which is October 13, 2012.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes are included in Item 8.  Financial Statements and Supplementary Data.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Please see the explanatory note concerning “Forward-Looking Statements” found in Item 1 Business.  Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in Item 1A. Risk Factors.  The operating results for the periods presented herein were not significantly affected by inflation.

Overview

With the acquisition of the Palm Medical Network IPA (Independent Physician Association) we have focused entirely on (i) building a multidisciplinary integrated medical group practices with a primary care physician focus; (ii) building a healthcare management service organizations that manage and coordinate the medical care of patients enrolled in multiple managed care health plans (i.e., HMOs) and (iii) integrating all aspects of this network with the requisite technology platform that incorporates physician friendly electronic medical records and practice management system services, including scheduling and billing capabilities.  Starting in 2009, we commenced the acquisition process and management contracting with a number of group physician practices including those within the IPA’s approximately 1,600 credentialed physicians.  This continues to be our organization-wide focus as we implement our business plan moving forward.

As of December 31, 2011, we have active contracts with two HMOs, from which most of our revenue was primarily derived.  HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used.  HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members.  The contracts between our physician members and the HMOs through the Palm IPA and the HMO provide for the provision of medical services to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.  The two HMO contracts and revenues ($ and % of consolidated medical revenue) realized for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011 Revenue		2010 Revenue
HMO	$	% (a)	$	% (a)

CarePlus	$7,631,831	81.8%	$8,570,744	91.6%
Preferred Care Partners	30,177	0.3%	2,540	-

Total	$7,662,008	82.1%	$8,573,284	91.6%

(a) Percentage noted represents percentage of consolidated medical revenue for period noted.

 Capitation revenue under HMO contracts are prepaid monthly to the physician provides based on the number of covered HMO enrollees.  Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions.  Variability in capitation revenue exists under Medicare's capitation model referred to as "Risk Adjustment."  Under the model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided and is memorialized in the Medical Risk Assessments (MRAs) given to member populations.  Capitation for the current year is paid based on data submitted for each Medicare enrollee for preceding periods.  Capitation is paid at interim rates during the year and is adjusted in subsequent periods after the final data is compiled.  Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments.  Since we do not have the information necessary to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of risk adjustment are recognized once those changes are communicated to us by the health plans.  The absolute capitation amount for a contract period is specifically driven by the MRAs performed by company in previous contract periods.

Risk pools are settled in the following year from earning the capitated amount through the settlement of the medical services claims against these amounts.  Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements were in place, and who typically maintain the information and record keeping related to the risk pool arrangements.  Differences between actual and estimated settlements are recorded when the final accounting is posted.  Risk pool performance is affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

 Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,
	2011	2010

Medical revenues
Fixed fee arrangements	$7,662,008	$8,573,284
Fee for service arrangements	1,665,384	784,930
Total medical revenues	9,327,392	9,358,214

License fees and non-medical revenues	100,000	437,583
Total revenues	9,427,392	9,795,797

Healthcare expenses
Physician and other provider expenses	5,797,462	6,855,434

Gross profit	3,629,930	2,940,363

Administrative and other operating expenses
Salaries and benefits	469,882	192,466
General and administrative	1,044,262	680,191
Professional fees	1,173,688	824,292

Total administrative and other operating expenses	2,687,832	1,696,949

Net operating income	942,098	1,243,414

Other income (expenses)
Gain on acquisition	7,660	76,219
Interest expense	(163,340)	(36,849)
Other	(61,115)	(5,400)
Total other income (expenses)	(216,795)	33,970

Net income before income taxes
and non-controlling interest	725,303	1,277,384

Income tax benefit (expense)	(165,912)	17,961

Income attributable to non-controlling interest	(167,516)	(129,360)

Net income	$391,875	$1,165,985

Medical revenues totaled $9,327,392 for the year ended December 31, 2011, which was a $30,822, or 0.33%, decrease over medical revenues earned during 2011.  This decrease was primarily related to the impact of an average loss of 150 patients served by under our fixed fee service arrangements between the two periods.  However, contribution from the OPA and Royal practices acquired in the second quarter of 2010, along with contributions from our Suarez management contract, which began in January 2011, and the acquisition, in December 2011, of our Sussman practice, significantly offset these losses.

License fees and non-medical revenues amounted to $100,000 for the year ended December 31, 2011, representing earned revenues under our CarePlus network agreement.  During the year ended December 31, 2010, we realized $250,000 from licensing fees, $100,000 of deferred revenue earned under the CarePlus network agreement and $80,000 in consulting fees. Licensing fees involve transactions whereby doctor organizations in geographical areas we don’t serve pay a fee to license the Hygea name.

Physician and other provider expenses amounted to $5,797,462 and $6,855,434 for the years ended December 31, 2011 and 2010, respectively, which were approximately 62.2% and 73.3% of medical revenues, respectively.  Our fixed fee operations carry a higher operating cost than do our fee for service activities and therefore when fixed fee revenues decrease, as occurred when comparing 2011 to 2010, disproportionately to fee for service revenues, our costs as a percentage of such will decrease.

Salaries and benefits totaled to $469,882 and $192,466 for the years ended December 31, 2011 and 2010, respectively.   The increase, amounting to $277,416, is primarily comprised of salaries related to Opa and Royal (two acquisitions made in second quarter 2010) for the entire 2011 period (as compared to partial in 2010), the acquisition of the Suarez and Sussman practices and internal staff hiring for expansion and public offering.

General and administrative expenses amounted to $1,044,262 and $680,191 for the years ended December 31, 2011 and 2010, respectively.   The increase, amounting to $364,071, primarily represents general and administrative expenses for Opa and Royal operations for the entire 2011 period (as compared to only partially incurring such costs in 2010) and the acquisition of the Suarez and Sussman practices.

Professional fees amounted to $1,173,688 and $824,292 for the years ended December 31, 2011 and 2010, respectively.   The increase, amounting to $349,396, primarily represents costs associated with the Company’s efforts to publicly list its common stock.

Gain on acquisition during the year ended December 31, 2011, related to the excess of the fair value of the net assets consolidated with respect the Company’s interest in its variable interest entity, Suarez, over the consideration given in exchange.  The gain on acquisition during the year ended December 31, 2010, related to the excess of the fair value of the net assets acquired by the Company in the Opa-Locka Pain Management acquisition over the consideration given in exchange.

Interest expense amounted to $163,340 for year ended December 31, 2011, as compared to $36,849 for 2010, which correlates with the average outstanding debt between the periods.

Income attributable to non-controlling interest represents the minority interest share of Palm Medical Network, LLC net income.

Other expense during the year ended December 31, 2011, relates to a loss on the sale of the Company’s interest in its Royal Palm Beach practice.

Liquidity and Capital Resources

Capital Resources

Our primary sources of liquidity are proceeds generated from the sale of equity and issuances of short and long-term debt.  There is no guarantee that this source of capital will be available in the future.

As of December 31, 2011, we had $13,097 of cash and cash equivalents on hand as compared to $226,931 at December 31, 2010.  Our working capital was $520,469 at December 31, 2011, as compared to $981,830 at December 31, 2010.

Cash Flow Information

We used cash flow in operating activities of $1,575,958 and $785,758 during the years ended December 31, 2011 and 2010, respectively.  The net increase in cash flow used in operating activities during 2011 was primarily due to our realizing lower net income during 2011, as compared to 2010.

We used $77,014 of cash in investing activities during 2011, in acquiring miscellaneous equipment and our acquisitions of the Suarez and Sussman practices, net of cash acquired.  We used $24,739 of cash in investing activities during 2011, primarily in our acquisition of Opa and Royal.

We had $1,439,138 and $1,037,403 of cash provided by financing activities during the years ended December 31, 2011 and 2010, respectively, related to our issuances of debt and equity, net of debt repayments.   For further discussion of our borrowing activity, please see Contractual Obligations below.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.  We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to accounts payable and our debt obligations.  We expect to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all, as well as with our revenue generated from our operations.  A summary of our debt outstanding is discussed below:

In July 2009, we entered into a $300,000 deferred revenue agreement with CarePlus Health Plans, Inc. The deferred revenue agreement is earned if the network agreement, signed by both parties, remains in effect without termination continuously through June 30, 2012.  As part of the deferred revenue agreement, $100,000 is earned each June 30, subject to enrollment levels within the CarePlus Health Plans.   $100,000 was earned on both June 30, 2010 and June 30, 2011, leaving a net $100,000 outstanding from that facility as of December 31, 2011.  The deferred revenue agreement is secured by CarePlus’ right to withhold any amounts due and payable under the loan from any amounts due us under the Network Agreement.

In connection with our reverse acquisition, we assumed $1,431,018 of convertible notes payable, and accrued interest on the notes of $67,261.  Of this amount, $564,995 of the principal amount outstanding of these convertible notes bore interest at 10% per annum and matured on March 31, 2012, as amended.  The remaining $866,023 of principal amount outstanding of these convertible notes bore interest at 5% per annum and matured on various dates between June and November 2012.  The convertible notes were convertible into shares of the Company’s common stock on the basis of one share of common stock for every $0.11 of principal amount outstanding automatically upon effectiveness of the registrant’s Registration Statement on Form S-1 (which occurred on February 10, 2012).  The $1,431,018 of total principal amount outstanding was therefore converted, effective February 10, 2012, into approximately 13,009,255 shares of common stock.

In 2011, we issued an additional $332,000 of principal of 5% convertible promissory notes. These convertible notes bore interest at 5% per annum and matured on various dates between January and April 2013.  The convertible notes were also convertible into shares of our common stock on the basis of one share of common stock for every $0.11 of principal amount outstanding automatically upon effectiveness of the registrant’s Registration Statement on Form S-1 (which occurred on February 10, 2012).  The $332,000 of total principal amount outstanding was therefore convertible into approximately 3,018,182 shares of common stock.

In June 2011, we entered into a $60,000 note payable agreement, interest bearing at 12% per annum and due on December 31, 2011.   Interest payments are due on a monthly basis.   At December 31, 2011, we were in default of the repayment terms of this debt.

During the third quarter of 2011we entered into two note payable agreements.   The first note payable agreement provides for borrowings totaling $125,000 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but subsequent to December 31, 2011 was extended to March 5, 2013.    As of December 31, 2011 we had borrowed $125,000 under this arrangement.  The second note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 14.0% per annum.   Borrowings are due on June 30, 2012.  As of December 31, 2011, we had borrowed $204,700 under this arrangement.

During 2011, we entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.    As of December 31, 2011, we had borrowed $255,000 under this arrangement, originally due on January 1, 2012, but subsequent to December 31, 2011 was extended to September 30, 2012.

At December 31, 2011, we had borrowed a total of $545,627 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control, for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.

Critical Accounting Policies and Estimates

Use of Estimates

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes.  Significant estimates and assumptions are used for, but not limited to accounts receivable, revenues, goodwill, intangible assets, income taxes, and contingent liabilities.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

Revenues

The Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals under both risk-based and fee-based (non-risk) customer arrangements.  Revenues derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and where the Company assumes the economic risk of funding its customers’ health care and related administrative costs are presented as fixed fee arrangements in the consolidated statements of operations.  Revenues derived from fee-based customer arrangements are presented as fee for service arrangements in the consolidated statements of operations.  The Company recognizes medical revenues on the accrual basis in the period in which eligible individuals are entitled to receive health care benefits.

The Centers for Medicare and Medicaid Services (CMS) deploy a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors.  The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions.  Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings.  The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines.  The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.  Risk adjustment data for certain of the Company’s plans is subject to audit by regulators.

Payments under both the Company’s risk contracts and non-risk contracts (for both Medicare Advantage program as well as Medicaid) are subject to revision based upon premium adjustments, historical patient enrollment data and final settlements.  Such revision and final payments are settled over a period ranging from 18 to 24 months after the contractual period.  Preliminary data provided in fiscal year 2011, with respect to the Company’s 2010 activity does not indicate a material variance to expected, and accrued, results.  However, these amounts will not be fully resolved until fiscal year 2012.  Should there be variances to amounts reported, each 1% adjustment to our estimated recoverable amounts will increase or decrease our revenue by $39,000.

Non-medical revenues consist primarily of license fees and consulting fees.  License fees consist of a license granting the use of the Hygea name and business model to the licensee.  Currently, the Company has granted the use of only one license, the revenue for which was recognized in full upon the date that the use of the license was granted, in accordance with our accounting policy, as found below.

For license fees where the Company is not obligated to provide future services, nor is there an intent or expectation that any future services will be requested by the licensee, the revenue is recognized in full on the date that the use of the license is granted, which is typically the date of the signing of the agreement.  For license fees where the Company is obligated to perform future services, or there is the intent or expectation that future services will be requested by the licensee, revenue is recognized over the period to which the earnings process closely relates with consideration of the license contract and the timing of expected future services.

Consulting fees are earned over the period in which the Company provides the related services.  In some cases, such services are based on an hourly rate and in others on a fixed fee arrangement, whereby the Company recognizes consulting revenue as it meets the terms of the underlying contract.

Health Maintenance Organization Contracts

The Company’s Health Maintenance Organization (“HMO”) contracts have various expiration dates ranging from one to three years with automatic renewal terms.  Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated captivated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs.

The Company has acquired reinsurance on catastrophic costs to limit the exposure on patient losses.  The Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Reinsurance (Stop-Loss Insurance)

Reinsurance premiums are reported as a health care cost and are included in physician and other provider expenses in the consolidated statements of operations.  Reinsurance recoveries are reported as a reduction of physician and other provide expenses in the consolidated statement of operations.

Reinsurance coverage is purchased from CarePlus Health Plans, Inc. (“CarePlus”) under our administrative service contract with this provider to cover catastrophic claims or to limit aggregate annual costs.  Accordingly, we have recorded premiums and benefit expenses related to these stop loss insurance contracts as expenses and revenues received from the provider as patient fees in the statement of operations.  Management is of the opinion that the inclusion of stop loss insurance as revenues provided a better presentation in light of the existing reporting model of revenues under the At-Risk Administrative Service Contracts with HMO’s.

The nature of our reinsurance or stop loss is to limit the benefits paid under one patient to $30,000 per year.  Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis.  We monitor the financial performance and solvency of our capitated providers.  However, we remain financially responsible for health care services to our members in the event our providers fail to provide such services.

Recoveries that are recognized in the statements of operations approximate $583,607 and $404,254 for the years ended December 31, 2011 and 2010, respectively.  There is no recoverable amount recognized in the Company’s consolidated Balance Sheets from an accrual of recoveries under stop loss policies at either December 31, 2011 or December 31, 2010.

Accounts Receivable

The Company’s accounts receivable are derived primarily from its risk-based health insurance arrangements (fixed fee arrangements) in which the premium is typically at a fixed rate per individual served for a one-year period.  The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.  The reimbursement timing can span from 18 to 24 months which is attributable to the customary (and industry standard) timetable in Medicare reimbursement for pass through from HMO risk contractors.  However, given the Company’s historical reimbursement activity, the Company does not believe it to have a material risk of collection of any of these amounts and therefore has not recorded a reserve for such risk.  The Company’s accounts receivable also include reimbursements amount due from health insurance companies for services performed for insured patients under our fee for service program.  These amounts are set by contract and the Company does not believe there to be a material risk of uncollectibility of these amounts due to its historical collection experience and financial strength of its counterparties.

At December 31, 2011, the Company had a net receivable from CarePlus of $3,403,969.  This net receivable is comprised of estimated risk adjustments due the Company of $3,886,784 reduced by advance payments made by CarePlus to providers of $482,815.  As noted previously, the risk adjustments are settled 18 to 24 months after the date of service.  The Company expects to receive gross reimbursements of $2,118,073 in August 2012 and $1,768,711 in August 2013 respectively, net of any amounts advanced by CarePlus.  Therefore, based on amounts advanced through December 31, 2011, $482,815 would be deducted from the payment from CarePlus in 2012, resulting in a net payment of $1,635,258.

The Company evaluates the creditworthiness of CarePlus through periodic review of the financial statements of its parent, Humana, Inc. Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on its 2011 revenues of approximately $36.8 billion.

Intangible Assets

Finite lived intangible assets are acquired in a business combination and are assets that represent future expected benefits but lack physical substance.  Intangible assets are amortized over their expected useful lives and are subject to impairment tests when events or circumstances indicate that a finite lived intangible assets (or asset group’s) carrying value may exceed its estimated fair value.  If the carrying value exceeds its estimated fair value, an impairment would be recorded.

The Company calculates the estimated fair value of finite lived intangible assets using undiscounted cash flows that are expected to result from the use of the intangible asset or group of assets.  The Company considers many factors, including estimated future utility to estimate cash flows.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses.  Goodwill is not amortized, but is subject to an annual impairment test.  Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  To determine whether goodwill is impaired, the Company performs a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than its carrying amount, the Company would proceed to step two of the test.  In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit.  The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit’s assets and liabilities.  If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete.  If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

The Company calculates the estimated fair value of our reporting units using discounted cash flows.  To determine fair values the Company must make assumptions about a wide variety of internal and external factors.  Significant assumptions used in the impairment analysis include financial projections of free cash flow (includes significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates.  Where available and appropriate, comparative market multiples are used to corroborate the results of our discounted cash flow test.

The Company completed its annual assessment of goodwill as of December 31, 2011, and determined that no impairment existed as of that date.  Although the Company believes that the financial projections used are reasonable and appropriate for all of its reporting units, there is uncertainty inherent in those projections.  That uncertainty is increased by potential health care reforms, as any passed legislation may significantly change the forecasts and long-term growth rate assumptions for some or all of its reporting units.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Recently Adopted Accounting Standards

None of the Accounting Standards Updates (ASU) that the Company adopted and that became effective January 1, 2011, had a material impact on its consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS).  The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification.  Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements.  For the Company, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented.  However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.  For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012.  Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-07

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities and issued ASU No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  This ASU retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project.  However, this ASU requires the provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue.  This ASU also requires enhanced disclosures of significant changes in estimates related to patient bad debts.  While this ASU will have no net impact on the Company’s financial position, results of operations, or cash flows, it will require the Company to reclassify its provision for doubtful accounts from operating expenses to a component of net operating revenues beginning with the first quarter of 2012, with retrospective application required.  The Company’s historical provision for doubtful accounts has not been material.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles.  However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  For the Company, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.  The Company is currently reviewing the effect of ASU No. 2011-11.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.              Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hygea Holdings Corp.

We have audited the accompanying consolidated balance sheets of Hygea Holdings Corp. and its subsidiaries, formerly Piper Acquisition II, Inc. (collectively, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hygea Holdings Corp. at December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, CA
June 5, 2012

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$13,097	$226,931
Accounts receivable	4,666,742	2,245,887
Prepaid and other current assets	107,249	-
Note receivable - related party - current	60,000	-
Deferred taxes	-	78,271
Total current assets	4,847,088	2,551,089

Property and equipment, net	292,444	240,227

Goodwill	1,159,900	1,139,900
Intangible assets, net	2,200,364	1,458,470
Investment	-	342,368
Note receivable - related party	282,368	-
Other assets	166,891	4,200
Total assets	$8,949,055	$5,736,254

Liabilities and Equity

Current liabilities
Accounts payable and accrued liabilities	$790,826	$411,002
Line of credit	-	100,000
Convertible notes payable - current	1,431,018	665,068
Notes payable	264,700	-
Notes payable - related parties	805,627	293,189
Deferred revenue - current	100,000	100,000
Common stock to be issued	850,000	-
Taxes payable	84,448	-
Total current liabilities	4,326,619	1,569,259

Convertible notes payable	332,000	765,950
Notes Payable	125,000	-
Deferred revenue	-	100,000
Total liabilities	4,783,619	2,435,209

Commitments and contingencies

Equity
Preferred stock - 10,000,000 shares of $.0001 par
value, no shares issued and outstanding	-	-
Common stock - 250,000,000 shares of $.0001 par value,
148,295,243 shares issued and outstanding, respectively	14,830	14,830
Additional paid-in capital	1,711,579	1,711,579
Subscription receivable	-	(305,000)
Non-controlling interest	2,250,176	2,082,660
Retained earnings (deficit)	188,851	(203,024)
Total equity	4,165,436	3,301,045
Total liabilities and equity	$8,949,055	$5,736,254

The accompanying notes are an integral part of these consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010

Medical revenues
Fixed fee arrangements	$7,662,008	$8,573,284
Fee for service arrangements	1,665,384	784,930
Total medical revenues	9,327,392	9,358,214

License fees and non-medical revenues	100,000	437,583
Total revenues	9,427,392	9,795,797

Healthcare expenses
Physician and other provider expenses	5,797,462	6,855,434

Gross profit	3,629,930	2,940,363

Administrative and other operating expenses
Salaries and benefits	469,882	192,466
General and administrative	1,044,262	680,191
Professional fees	1,173,688	824,292

Total administrative and other operating expenses	2,687,832	1,696,949

Net operating income	942,098	1,243,414

Other income (expenses)
Gain on acquisition	7,660	76,219
Interest expense	(163,340)	(36,849)
Other	(61,115)	(5,400)
Total other income (expenses)	(216,795)	33,970

Net income before income taxes
and non-controlling interest	725,303	1,277,384

Income tax benefit (expense)	(165,912)	17,961

Income attributable to non-controlling interest	(167,516)	(129,360)

Net income	$391,875	$1,165,985

Earnings per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	148,295,243	125,122,579
Diluted	163,834,809	125,122,579

The accompanying notes are an integral part of these consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
CONSOLIDATED STATEMENTS OF EQUITY

	Preferred stock		Common stock		Paid-in	Subscription	Non-controlling	Retained earnings	Total
	Shares	Amount	Shares	Amount	capital	receivable	interest	(deficit)	equity
Balance, January 1, 2010	-	$-	101,949,916	$10,195	$977,305	$-	$1,953,300	$(1,369,009)	$1,571,791

Issuance of Common Stock for cash	-	-	4,706,506	471	99,529	-	-	-	100,000

Issuance of Common Stock in acquisition of subsidiary	-	-	1,354,577	135	123,646	-	-	-	123,781

Issuance of Common Stock for cash	-	-	27,508,340	2,751	511,099	(305,000)	-	-	208,850

Recapitalization due to reverse merger	-	-	12,775,904	1,278	-	-	-	-	1,278

Net income	-	-	-	-	-	-	129,360	1,165,985	1,295,345

Balance, December 31, 2010	-	-	148,295,243	14,830	1,711,579	(305,000)	2,082,660	(203,024)	3,301,045

Receipt of subscription receivable	-	-	-	-	-	305,000	-	-	305,000

Net income	-	-	-	-	-	-	167,516	391,875	559,391

Balance, December 31, 2011	-	$-	148,295,243	$14,830	$1,711,579	$-	$2,250,176	$188,851	$4,165,436

The accompanying notes are an integral part of these consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$391,875	$1,165,985
Non-controlling interest	167,516	129,360
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	35,170	55,367
Amortization	162,766	101,625
Gain on acquisition	(7,660)	(76,219)
Loss on disposition	61,115	-
Changes in operating assets and liabilities:
Accounts receivable	(2,366,975)	(1,994,808)
Deferred taxes	81,463	(78,271)
Prepaid expenses and other assets	(269,940)	67,500
Accounts payable and accrued liabilities	184,264	(56,297)
Deferred revenue	(100,000)	(100,000)
Taxes payable	84,448	-
Net cash used in operating activities	(1,575,958)	(785,758)

Cash flows from investing activities:
Capital expenditures	(16,186)	(71,918)
Acquisitions, net of cash acquired	(60,828)	47,179
Net cash used in investing activities	(77,014)	(24,739)

Cash flows from financing activities:
Borrowings from stockholders and related parties	512,438	225,592
Repayment of borrowings from stockholders and
related parties	-	(67,420)
Proceeds from issuance of loans payable	721,700	570,381
Repayment of loans payable	(100,000)	-
Subscription receivable	305,000	308,850
Net cash provided by financing activities	1,439,138	1,037,403

Net increase (decrease) in cash and cash equivalents	(213,834)	226,906
Cash and cash equivalents, beginning of year	226,931	25
Cash and cash equivalents, end of year	$13,097	$226,931

Supplemental cash flow information:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Sale of cost method investment for related party
note receivable	$342,368	$-

Acquisition of medical practice for shares of common
stock to be issued and debt	$1,090,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Hygea Holdings Corp., formerly Piper Acquisition II, Inc. (“the Company” or “Holdings”) is a Nevada corporation formed on August 26, 2008, as Piper Acquisition II, Inc.  The Company changed its name to “Hygea Holdings Corp.” on May 16, 2011.

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health Holdings, Inc., a Florida corporation (“Hygea Health”), in exchange for the issuance of 135,519,339 shares of the Company’s Common Stock.  The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting.  A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health’s securities for our net monetary assets, accompanied by a recapitalization.  Hygea Health is the surviving and continuing entity and the historical financials following the reverse acquisition transaction are those of Hygea Health.  Hygea Health’s historical equity has been retroactively restated to reflect the reverse acquisition as if it had occurred on January 1, 2010. As of the date of the merger, the Company’s authorized capital consisted of 10,000,000 shares of Preferred Stock, $0.0001 par value, and 250,000,000 shares of Common Stock, $0.0001 par value.  The financial statements of the Company, as of December 31, 2010, were not significant; therefore, no pro forma financial information thereof is included in these notes to the Company’s consolidated financial statements.

As a result of the acquisition, the Company is the sole shareholder of Hygea Health.  Hygea Health has two principal areas of operations.  The first is a network of multidisciplinary integrated medical group practices (“Integrated Group”) with a primary care physician (“PCP”) focus.  The Integrated Group owns a series of subsidiaries that provide industry related services and which support the integrated group practice business model.  Hygea Health owns Palm Medical Network LLC (“Palm Medical Network”), an independent physician network.  Under Palm Medical Network, the Company has a series of medical service organizations (“MSOs”) that have entered “at risk” contracts with Medicare Advantage Health Maintenance Organizations (“HMOs”) throughout Florida.

2.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP).  All intercompany amounts have been eliminated in consolidation.  Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest.  To determine if we hold a controlling financial interest in an entity we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE.  Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally.  When changes occur to the design of an entity we reconsider whether it is subject to the VIE model.  We continuously evaluate whether we have a controlling financial interest in a VIE.

Non-controlling interests relate to the third party ownership in a consolidated entity in which the Company has a controlling interest.  For financial reporting purposes, the entity’s assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company’s consolidated financial statements within the equity section of the consolidated Balance Sheets.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes.  Significant estimates and assumptions are used for, but not limited to accounts receivable, revenues, goodwill, intangible assets, income taxes, and contingent liabilities.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

Revenues

The Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals under both risk-based and fee-based (non-risk) customer arrangements.  Revenues derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and where the Company assumes the economic risk of funding its customers’ health care and related administrative costs are presented as fixed fee arrangements in the consolidated statements of operations.  Revenues derived from fee-based customer arrangements are presented as fee for service arrangements in the consolidated statements of operations.  The Company recognizes medical revenues on the accrual basis in the period in which eligible individuals are entitled to receive health care benefits.

The Centers for Medicare and Medicaid Services (CMS) deploy a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors.  The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions.  Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings.  The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines.  The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.  Risk adjustment data for certain of the Company’s plans is subject to audit by regulators.

Payments under both the Company’s risk contracts and non-risk contracts (for both Medicare Advantage program as well as Medicaid) are subject to revision based upon premium adjustments, historical patient enrollment data and final settlements.  Such revision and final payments are settled over a period ranging from 18 to 24 months after the contractual period.  Preliminary data provided in fiscal year 2011, with respect to the Company’s 2010 activity does not indicate a material variance to expected, and accrued, results.  However, these amounts will not be fully resolved until fiscal year 2012.  Should there be variances to amounts reported, each 1% adjustment to our estimated recoverable amounts will increase or decrease our revenue by $39,000.

Non-medical revenues consist primarily of license fees and consulting fees.  License fees consist of a license granting the use of the Hygea name and business model to the licensee.  Currently, the Company has granted the use of only one license, the revenue for which was recognized in full upon the date that the use of the license was granted, in accordance with our accounting policy, as found below.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For license fees where the Company is not obligated to provide future services, nor is there an intent or expectation that any future services will be requested by the licensee, the revenue is recognized in full on the date that the use of the license is granted, which is typically the date of the signing of the agreement.  For license fees where the Company is obligated to perform future services, or there is the intent or expectation that future services will be requested by the licensee, revenue is recognized over the period to which the earnings process closely relates with consideration of the license contract and the timing of expected future services.

Consulting fees are earned over the period in which the Company provides the related services.  In some cases, such services are based on an hourly rate and in others on a fixed fee arrangement, whereby the Company recognizes consulting revenue as it meets the terms of the underlying contract.

Health Maintenance Organization Contracts

The Company’s Health Maintenance Organization (“HMO”) contracts have various expiration dates ranging from one to three years with automatic renewal terms.  Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.

When it is probable that expected future health care costs and maintenance costs under a contract or group of existing contracts will exceed anticipated captivated revenue on those contracts, the Company recognizes losses on its prepaid health care services with HMOs.

The Company has acquired reinsurance on catastrophic costs to limit the exposure on patient losses.  The Company has the right to terminate unprofitable physicians and close unprofitable centers under its managed care contracts.

Medical Service Expense

The Company contracts with or employs various health care providers to provide medical services to its patients.  Primary care physicians are compensated on either a salary or capitation basis.  For patients enrolled under full risk managed care contracts, the cost of specialty services are paid on either a fee for service, per diem, or capitation basis.

The cost of health care services provided or contracted for under full risk managed care contracts are accrued in the period in which services are provided.

Reinsurance (Stop-Loss Insurance)

Reinsurance premiums are reported as a health care cost and are included in physician and other provider expenses in the consolidated statements of operations.  Reinsurance recoveries are reported as a reduction of physician and other provide expenses in the consolidated statement of operations.

Reinsurance coverage is purchased from CarePlus Health Plans, Inc. (“CarePlus”) under our administrative service contract with this provider to cover catastrophic claims or to limit aggregate annual costs.  Accordingly, we have recorded premiums and benefit expenses related to these stop loss insurance contracts as expenses and revenues received from the provider as patient fees in the statement of operations.  Management is of the opinion that the inclusion of stop loss insurance as revenues provided a better presentation in light of the existing reporting model of revenues under the At-Risk Administrative Service Contracts with HMO’s.

The nature of our reinsurance or stop loss is to limit the benefits paid under one patient to $30,000 per year.  Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis.  We monitor the financial performance and solvency of our capitated providers.  However, we remain financially responsible for health care services to our members in the event our providers fail to provide such services.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoveries that are recognized in the statements of operations approximate $583,607 and $404,254 for the years ended December 31, 2011 and 2010, respectively.  There is no recoverable amount recognized in the Company’s consolidated Balance Sheets from an accrual of recoveries under stop loss policies at either December 31, 2011 or December 31, 2010.

Cash and Cash Equivalents

For purposes of the Company’s consolidated Statement of Cash Flows, the Company considers as cash equivalents all time deposits and highly liquid investments with a maturity of three months or less, when purchased.

Accounts Receivable

The Company’s accounts receivable are derived primarily from its risk-based health insurance arrangements (fixed fee arrangements) in which the premium is typically at a fixed rate per individual served for a one-year period.  The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.  The reimbursement timing can span from 18 to 24 months which is attributable to the customary (and industry standard) timetable in Medicare reimbursement for pass through from HMO risk contractors.  However, given the Company’s historical reimbursement activity, the Company does not believe it to have a material risk of collection of any of these amounts and therefore has not recorded a reserve for such risk.  The Company’s accounts receivable also include reimbursements amount due from health insurance companies for services performed for insured patients under our fee for service program.  These amounts are set by contract and the Company does not believe there to be a material risk of uncollectibility of these amounts due to its historical collection experience and financial strength of its counterparties.

At December 31, 2011, the Company had a net receivable from CarePlus of $3,403,969.  This net receivable is comprised of estimated risk adjustments due the Company of $3,886,784 reduced by advance payments made by CarePlus to providers of $482,815.  As noted previously, the risk adjustments are settled 18 to 24 months after the date of service.  The Company expects to receive gross reimbursements of $2,118,073 in August 2012 and $1,768,711 in August 2013 respectively, net of any amounts advanced by CarePlus.  Therefore, based on amounts advanced through December 31, 2011, $482,815 would be deducted from the payment from CarePlus in 2012, resulting in a net payment of $1,635,258.

The Company evaluates the creditworthiness of CarePlus through periodic review of the financial statements of its parent, Humana, Inc. Humana is one of the nation’s largest publicly traded health and supplemental benefits companies, based on its 2011 revenues of approximately $36.8 billion.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.  Leasehold improvements are amortized over the underlying assets’ useful lives or the term of the lease, whichever is shorter.  Repairs and maintenance costs are expensed as incurred.  Improvements and replacements are capitalized.

Intangible Assets

Finite lived intangible assets are acquired in a business combination and are assets that represent future expected benefits but lack physical substance.  Intangible assets are amortized over their expected useful lives and are subject to impairment tests when events or circumstances indicate that a finite lived intangible assets (or asset group’s) carrying value may exceed its estimated fair value.  If the carrying value exceeds its estimated fair value, an impairment would be recorded.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculates the estimated fair value of finite lived intangible assets using undiscounted cash flows that are expected to result from the use of the intangible asset or group of assets.  The Company considers many factors, including estimated future utility to estimate cash flows.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses.  Goodwill is not amortized, but is subject to an annual impairment test.  Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  To determine whether goodwill is impaired, the Company performs a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than its carrying amount, the Company would proceed to step two of the test.  In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit.  The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit’s assets and liabilities.  If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete.  If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

The Company calculates the estimated fair value of our reporting units using discounted cash flows.  To determine fair values the Company must make assumptions about a wide variety of internal and external factors.  Significant assumptions used in the impairment analysis include financial projections of free cash flow (includes significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates.  Where available and appropriate, comparative market multiples are used to corroborate the results of our discounted cash flow test.

The Company completed its annual assessment of goodwill as of December 31, 2011, and determined that no impairment existed as of that date.  Although the Company believes that the financial projections used are reasonable and appropriate for all of its reporting units, there is uncertainty inherent in those projections.  That uncertainty is increased by potential health care reforms, as any passed legislation may significantly change the forecasts and long-term growth rate assumptions for some or all of its reporting units.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amount due from HMOs and accounts payable and accrued expenses.  The carrying amount of these items approximate fair value due to their short-term nature.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive.

Recently Adopted Accounting Standards

None of the Accounting Standards Updates (ASU) that the Company adopted and that became effective January 1, 2011, had a material impact on its consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS).  The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification.  Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements.  For the Company, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented.  However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.  For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012.  Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2011-07

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities and issued ASU No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  This ASU retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project.  However, this ASU requires the provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue.  This ASU also requires enhanced disclosures of significant changes in estimates related to patient bad debts.  While this ASU will have no net impact on the Company’s financial position, results of operations, or cash flows, it will require the Company to reclassify its provision for doubtful accounts from operating expenses to a component of net operating revenues beginning with the first quarter of 2012, with retrospective application required.  The Company’s historical provision for doubtful accounts has not been material.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles.  However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  For the Company, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.  The Company is currently reviewing the effect of ASU No. 2011-11.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2011	2010
Medical equipment	$290,227	$203,640
Furniture and office equipment	87,522	86,722
Computers and software	46,397	46,397
	424,146	336,759
Less accumulated depreciation	(131,702)	(96,532)
	$292,444	$240,227

4.	Acquisitions

Opa-Locka Pain Management Corporation

On May 1, 2010, Hygea of Miami Dade, LLC, a wholly owned subsidiary of the Company, entered into a contribution agreement with Opa-Locka Pain Management Corporation (“OPA”), a Florida corporation and an independent duly licensed medical doctor.  In the transaction, the Company acquired a 100% interest in OPA’s common stock for $1 per share or $100, and simultaneously issued 1,354,577 shares of the Company’s Common Stock as purchase consideration, and further entered into a four year non-competition agreement with OPA and the independent medical doctor with applicable restrictive covenants.

At the time of acquisition the assets and liabilities contributed by OPA amounted to:

Cash and cash equivalents	$7,177
Accounts receivable	32,640
Property and equipment	14,517
Covenant not to compete	165,466
Deposits	4,200
Due to related party	(24,000)
Net assets acquired	$200,000

The total purchase consideration was determined to be $123,781 based on the fair value of the common stock issued.  The Company recorded a gain on acquisition of $76,219 related to this transaction for the year-ended December 31, 2010, as net assets acquired were $200,000.  The acquisition of Opa-Locka was in alignment with the Company’s strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions.

Royal Palm Beach Medical Group

On March 1, 2010, the Company entered into an agreement, with two shareholders within the Company, to purchase 100% of the membership interest of Royal Palm Beach Medical Group, LLC (“Royal Palm”), a Florida limited liability company.  The acquisition price paid by the Company amounted to $142,000, which equals the amount of cash paid and approximated the fair value of net assets acquired, which included primarily accounts receivable.

The acquisition of Royal Palm was in alignment with the Company’s strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hygea Health Reverse Acquisition

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of common stock.  The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting.  A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company’s net monetary assets, accompanied by a recapitalization.  Accordingly, the transaction has been reflected as Hygea Health having issued a total of 12,775,904 shares of common stock to the Company’s shareholders.

At the time of acquisition, the assets and liabilities contributed by the Company amounted to:

Cash and cash equivalents	$182,002
Accounts receivable	10,000
Note receivable from Hygea Health	570,381
Accrued interest on Hygea Health note	27,274
Goodwill	709,900
Convertible notes	(1,431,018)
Recapitalization due to reverse merger	(67,261)
Net asssets acquired	$1,278

Sussman and Staller MD, PA, Inc.

On December 1, 2011, the Company entered into an asset and stock purchase agreement with Sussman and Staller MD, PA, Inc. (“Sussman”), a Florida professional services corporation, and Howard Sussman, MD and Sheldon Staller, MD, together who owned all of the voting shares of Sussman.  In the transaction, the Company acquired 100% of the assets of Sussman and a three-year option to acquire 100% of the voting shares of Sussman, in exchange for the assumption of certain liabilities, a $50,000 cash payment at closing, $150,000 to be paid X months after closing and shares of the Company’s Common Stock having a value of $850,000.  As of December 31, 2011, the Company had not issued the shares of its Common Stock.  In addition the sellers entered into a non-competition agreement with the Company, for a period of two years beginning upon their termination from the Company.

Cash and cash equivalents	$11,466
Accounts receivable	129,591
Property and equipment	71,201
Payor contracts	456,000
Covenant not to compete	380,000
Patient records	61,000
Goodwill	20,000
Accounts payable	(39,258)
Net assets acquired	$1,090,000

The total purchase consideration was determined to be $1,090,000 based on the cash and the fair value of the common stock issued.  The acquisition of Sussman is in alignment with the Company’s strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions.  During the year ended December 31, 2011, the Company recognized total revenue, from December 1, 2011, the date of acquisition, to December 31, 2011, of $153,972 and income before income taxes of $62,210.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Disposals

Hygea of Palm Beach, LLC

On February 1, 2010, Hygea Health Network, Inc. (“HHN”), as controlling shareholder of Hygea of Palm Beach, LLC. (“HPB”), sold 100% of the membership interest in HPB to two shareholders of the Company.  Consideration received for the sale amounted to recovery of 100,000 shares of HHN and plaintiff participation in outstanding legal matters.  There was no gain or loss recognized with this sale as the Company’s investment was immaterial.

Hygea Health Network, Inc.

On April 30, 2010, the Company sold 100% of the outstanding common stock of Hygea Health Network, Inc. (HHN) to an unrelated party for total consideration of $10.  The amount of assets and liabilities sold was negligible as this transaction constitutes the sale of a non-operating entity.

Royal Palm Beach Medical Group

On April 30, 2011, the Company entered into an agreement to sell 100% of the membership interest of Royal Palm.  The Company received no proceeds on the sale and recognized a loss of $61,115 approximated the fair value of net assets disposed, consisting of primarily accounts receivable.

Cyfluent

In 2008 the Company acquired 30% interest in an electronic medical records and practice software company for total consideration of $342,368.  This investment was recognized using the cost method as the Company was unable to assert significant influence due to the fact that the remaining 70% ownership rests with one non-related entity.  On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company.  The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.

6.	Goodwill

In September 2007, the Company organized Palm Medical Network, LLC to acquire substantially all of the assets and business of Palm Medical Group, Inc. (“PMG”), a Florida not-for-profit corporation.  The purchase was accounted for by the purchase method, whereby the acquired net assets were recorded by the Company at their fair market value.  The excess of the purchase price over the fair value of the net assets acquired in the transaction has been recorded as goodwill.  The Company owns 80% of PMG and therefore consolidates its results within the Company’s consolidated financial statements.  The income attributable to the 20% not-owned by the Company is reported as income attributable to non-controlling interest in the Company’s consolidated Statement of Operations.

Effective December 31, 2010, the Company acquired all of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of the Company’s Common Stock.  The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting.  A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company’s net monetary assets, accompanied by a recapitalization.  The excess of the purchase price over the fair value of assets acquired in the transaction has been recorded as goodwill.

The Company's evaluation of goodwill for the years 2011 and 2010 indicated no impairment.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

	As of December 31,
	2011	2010

Credentialed provider network	$1,502,000	$1,502,000
Covenants not to compete	545,466	165,466
Payor contracts	463,660	-
Trade name	124,000	124,000
Patient records	61,000	-
Total intangible assets	2,696,126	1,791,466
Less: accumulated amortization	(495,762)	(332,996)
Intangible assets, net	$2,200,364	$1,458,470

Credentialed Provider Network

The Company recorded an intangible asset related to a credentialed provider network when it acquired PMG.  The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired provider base over this period.  Amortization expense recorded during the years ended December 31, 2011, and 2010, was $93,875.

Covenants Not to Compete

The Company paid for a covenant not-to-compete as part of its acquisition of OPA totaling $165,466.  The value of this asset is being amortized over four years, the effective life of the restrictive covenant.  Amortization expense recorded during the year ended December 31, 2011 was $41,400. Amortization expense recorded during the year ended December 31, 2011, was nominal.

The Company paid for a covenant not-to-compete as part of its acquisition of Sussman totaling $368,100.  The value of this asset is being amortized over seven years, the Company’s estimate of the life of the restrictive covenant.  Amortization expense recorded during the year ended December 31, 2011, was nominal.

Payor Contracts

The Company recorded an intangible asset related to payor contracts, fixed fee agreements with five insurance carriers and fee-for service agreements with numerous additional payors, when it acquired Sussman.  The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired carrier base over this period.  Amortization expense recorded during the year ended December 31, 2011, was nominal.

The Company also has an intangible asset of $7,660 associated with its consolidated VIE.  See Note 8.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Name

The Company recorded an asset related to a trade name when it acquired PMG.  This asset is being amortized over its estimated useful life, approximately 16 years.  Amortization expense recorded during the years ended December 31, 2011, and 2010, was $7,750.

Patient Records

The Company recorded an intangible asset related to patient records when it acquired Sussman.  The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its patient base over this period.  Amortization expense recorded during the year ended December 31, 2011, was nominal.

Impairment Analysis

Each of the above “identifiable” definite-lived intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “ Property, Plant, and Equipment ,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  During the year ended December 31, 2011, the Company did not experience any event of change in circumstance that would indicate that the carrying amount may not be recoverable.

8.	Variable Interest Entity

In January 2011, the Company entered into a Management Agreement (“Management Agreement”) with Jose David Suarez, PA a Florida Professional Association (the "PA" or the "Practice") and Dr. Jose David Suarez, (“Suarez”, "Shareholder" or "Owner" of the Practice) whereby the Company was engaged to implement, operate and manage the Practice, or delegate implementation, operation and management of the Practice to one or more third parties (except where expressly provided otherwise, hereinafter in compliance with all applicable federal and State laws and regulations.  The Company has assumed the risk of all profitability or losses of the Practice.  In consideration for entering into the Management Agreement, the Company issued 430,782 shares of its Common Stock to Suarez.

The Company has determined that the Management Agreement is a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.   In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.  This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements).  This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant.  The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests is a matter that requires the exercise of professional judgment.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the assets associated with the Practice described above.  The practice had no liabilities at December 31, 2011.

Cash	7,171
Accounts receivable	73,451
Property and equipment, net	10,944
Payor contract	7,660

Total revenues from the Practice were $659,502 in 2011.  Related expenses consisted primarily of salaries and benefits of $231,693, general and administrative expenses of $265,989 and professional fees of $70,255.

9.	Line of Credit

During 2009, HHN entered into a line of credit agreement for borrowings of up to $100,000 bearing interest at a rate of 3.09%.  Interest on the outstanding principal balance is due monthly with principal due at maturity on September 9, 2011.  The loan was secured by a $100,000 certificate of deposit owned by one of the shareholders of the Company.  The outstanding balance of this line of credit amounted to $100,000 as of December 31, 2010, which was repaid during 2011.

10.	Convertible Notes Payable

In connection with the reverse acquisition by the Company, Hygea Health assumed $1,431,018 of convertible notes payable, and accrued interest on the notes of $67,261.  Total principal outstanding of $564,995 of these convertible notes bear interest at 10% per annum and matured on March 31, 2012, as amended.  The remaining $866,023 of principal amount outstanding bear interest at 5% per annum and mature on various dates between June and November 2012.  The convertible notes are convertible into shares of the Company’s Common Stock on the basis of one share of Common Stock for every $0.11 of principal amount outstanding.  The $1,431,018 of total principal amount outstanding is therefore convertible into approximately 13,009,255 shares of Common Stock.  The conversion price of these notes was arbitrarily determined.  There is no relationship between the conversion price and the Company’s assets, book value, net worth, or any other economic or recognized criteria of value and this price does not necessarily accurately reflect the actual value of the Common Stock or the price that may be realized upon disposition of the shares of Common Stock.

In 2011, the Company issued an additional $332,000 of principal of 5% convertible promissory notes. These convertible notes bear interest at 5% per annum and mature on various dates between January and April 2013.  The convertible notes are convertible into shares of the Company’s Common Stock on the basis of one share of common stock for every $0.11 of principal amount outstanding.  The $332,000 of total principal amount outstanding is therefore convertible into approximately 3,018,182 shares of the Company’s Common Stock.

11.	Notes Payable

During 2011, the Company entered into the following unsecured notes payable:

The first note payable was for a borrowing of $60,000, interest bearing at 12% per annum and due on December 31, 2011.  The Company was in default of the terms of this note at December 31, 2011.

The second payable agreement provided for borrowings totaling $125,000 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but subsequent to December 31, 2011 was extended to March 5, 2013.    As of December 31, 2011, the Company had borrowed $125,000 under this arrangement.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The third note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 14.0% per annum.   Borrowings are due on June 30, 2012.  As of December 31, 2011, the Company had borrowed $204,700 under this arrangement.

12.	Notes Payable – Related Parties

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.  As of December 31, 2011, the Company had borrowed $255,000 under this arrangement, due on September 30, 2012.

At December 31, 2011, the Company had borrowed a total of $545,627 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.

13.	Deferred Revenue

In July 2009 PMN entered into a $300,000 deferred revenue agreement with CarePlus.  The deferred revenue agreement is earned by the Company if the network agreement, signed by both parties, remains in effect without termination continuously through June 30, 2012.  As part of the deferred revenue agreement, $100,000 is earned each June 30, subject to enrollment levels within the CarePlus.  $100,000 was earned on both June 30, 2010 and June 30, 2011, leaving a net $100,000 outstanding from that facility as of December 31, 2011.  The deferred revenue agreement is secured by CarePlus’ right to withhold any amounts due and payable under the loan from any amounts due to PMN under the Network Agreement.

14.	Income Taxes

The Company’s net income before income taxes and non-controlling interest totaled $725,303 and $1,277,384 for the years ended December 31, 2011 and 2010, respectively. The total provision for income taxes consisted of the following:

	For the Year Ended December 31,
	2011	2010

Current Taxes
Federal	$217,855	$402,504
State	26,328	45,730

Deferred Taxes
Federal	-	-
State	-	-

Change in Valuation
Allowance	(78,271)	(466,195)
Total	$165,912	$(17,961)

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities are as follows:

	For the Year Ended December 31,
	2011	2010

Net operating loss carryforward	$-	$78,271

Other	-	-
Deferred tax asset	$-	$78,271

At December 31, 2011, the Company no unutilized net operating loss carryforward.

A reconciliation of the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2011, and 2010 is as follows:

	For the Year Ended December 31,
	2011	2010

Net income before income taxes
and non-controlling interest	$725,303	$1,277,384

Income Tax Expense at U.S.
statutory rate (34%)	246,603	434,311

State income taxes, net of deferred benefit	26,328	45,730

Amortization of tax goodwill	(28,748)	(29,000)

Change in valuation allowance	(78,271)	(466,195)

Other	-	(2,807)

	$165,912	$(17,961)

15.	Equity

The Company has 250,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value authorized.  As of December 31, 2011, the Company had 148,295,243 shares of common stock outstanding and no shares of preferred stock outstanding.  Hygea Health had 400,000 shares of preferred stock outstanding at the date of acquisition by the Company, which were converted into shares of the Company’s Common Stock concurrently with the acquisition by the Company.

All share prices of issuances were arbitrarily determined as the Company was private and closely held by related parties.  There is no relationship between the issuance prices and the Company’s assets, book value, net worth, or any other economic or recognized criteria of value and these prices do not necessarily accurately reflect the actual value of the Company’s Common Stock or the price that may be realized upon disposition of shares of the Company’s Common Stock.

During 2010, Hygea Health issued 100,000 shares of preferred stock for total consideration of $100,000.  As a result of the reverse acquisition entered into with the Company, these shares have been retroactively restated and reflected as the issuance of 4,706,506 shares of the Company’s Common Stock as of the date first issued.

 During 2010, the Company issued 1,354,577 shares of Common Stock as purchase price consideration for the acquisition of Opa.  The fair value of the shares was determined to be $123,781 as of the date of purchase, based on an independent third-party purchase price valuation.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES
(FORMERLY PIPER ACQUISITION II, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2010, the Company issued 27,508,340 shares of Common Stock for total consideration of $513,850.   As of December 31, 2010, the Company had recorded a balance due from shareholders of $305,000 related to this issuance, which had been recorded as a contra-equity balance within the consolidated Statements of Equity.  This amount was received during the year ended December 31, 2011.

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of common stock.  The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting.  A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company’s net monetary assets, accompanied by a recapitalization.  Accordingly, the transaction has been reflected as Hygea Health having issued a total of 12,775,904 shares of common stock to the Company’s shareholders.

16.	Commitments and Contingencies

Legal Claims

The Company, in the normal course of operations, is involved in alleged claims where both, the Company and its patients or vendors, are negotiating the settlement or resolution of disputes. In these cases, management does not believe the disposition of these matters will materially affect the financial position of the Company.

Commitments

The Company has entered into three operating leases for office space.  Future payments on these operating leases amount to:

2012	$372,488
2013	271,052
2014	218,121
2015	75,512
2016	37,756
$974,929

Concentrations of Credit Risk

The Company derives substantially all of its revenue and accounts receivable from CarePlus.  Revenues earned from CarePlus amounted to $7,631,831 and $8,570,744 for the years ended December 31, 2011 and 2010, respectively.  CarePlus accounts receivables amounted to $3,886,784 and $1,617,936 as of December 31, 2011 and 2010, respectively.

17.	Related Party Transactions

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.  As of December 31, 2011, the Company had borrowed $255,000 under this arrangement, due on September 30, 2012.  See Note 12.

At December 31, 2011, the Company had borrowed a total of $545,627 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.  See Note 12.

During the year ended December 31, 2011, the Company made payments totaling $74,000 to a firm controlled by its Chief Executive Officer, President and Director for legal services to be rendered.

On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company.  The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.  See Note 5.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (our principal executive officer, our principal financial officer and our principal accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer, our principal financial officer and our principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and President (our principal executive officer, our principal financial officer and our principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                      Other Information

None.
PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Daniel T. McGowan	63	Chairman of the Board of Directors
Manuel E. Iglesias	57	Chief Executive Officer, President and Director
Edward (Ted) Moffly	57	Director
Martha Castillo	37	Chief Operating Officer and Director
Frank Kelly Jr.	64	Director
Dr. Carl Rosencrantz	59	Director
Francisco H. Reccio	66	Director
Glenn Marrichi	60	Director
Lacy Loar	58	Compliance Officer and Director
Frank B. Olsen	64	Senior Vice-President of Operations

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Daniel T. McGowan – Chairman, Board of Director. Since 2010, Daniel McGowan has served as chairman and a director of the Company.  Entering his 41st year of leadership in health and human services delivery, Mr. McGowan has been responsible for the transformation of a variety of key organizations, including the dramatic transformation of HIP Health Plans of New York from a troubled company to one of the nation’s leading health care companies.  Under his stewardship as President, HIP grew from less than $1.0 billion in annual revenue to over $5.0 billion and acquired Connecticare, Vytra and Perfect Health plans in a ten-year period, while paying off $400,000 in debt and moving from the 49th to the 440th percentile of the organization’s reserve requirement.  When HIP and GHI merged in 2006, he was named the first President of Emblem Health Services Corp., LLC with annual revenues of $8.0 billion serving 1,600,000 members in New York.  Today, he does private consulting and chairs a number of critically-important boards in healthcare, development and education, including the National Medical Fellowships, the New York Primary Care Development Corporation and the New York Chapter of the Arthritis Foundation.  Prior to his work for HIP and Emblem Health, he led the development of Catholic Charities for the Long Island Diocese into the largest health and human services agency on Long Island by expanding its programs and quadrupling its resources.  He served as vice president for Planning and Program Development at Long Island Jewish Medical Center and as executive director of both the Long Island and New York City Health Systems agencies.  He was elected president of the New York State Association of Health Planning Agencies and chair of the American Health Plan Association.  Mr. McGowan was a key leader for several Midwest health planning agencies, including the Bureau of Planning Coordination for the State of Wisconsin when it was ranked as the top such agency in the country by the Department of Health and Human Services.  He has lectured and written extensively on health-system and hospital planning, development and regulation, holding faculty positions at several major universities.  Mr. McGowan graduated from Marquette University with a Bachelor of Arts in Psychology and received a Master of Science from Northern Illinois University in Administration of Health and Mental Health Services.  Mr. McGowan served as President of Emblem Health, Inc. from 2007 to 2008 and served as President and Chief Operating Officer of Health Insurance Plan (HIP) of New York from 1997 to 2008.  He has been consulting and acting on many private and public boards since 2008.

Manuel E. Iglesias   – President/Chief Executive Officer, Director. Since 2007, Manuel Iglesias has served as an officer and director of the Company.  He brings extensive legal business and political experience including regulatory matters having represented clients before federal and state agencies primarily in the securities and financial regulatory areas.  Mr. Iglesias focuses his work on healthcare related business transactions, contracts and asset protection.  He has been a member of Health Law and Corporate Practices with law firms in the State of Florida.  Mr. Iglesias has devoted a major part of his life in the business development and venture capital arena, structuring and raising capital for small and midsized businesses.  He is a member of The Florida Bar and The Illinois Bar.  Mr. Iglesias is a graduate of the University of Chicago School of Law, and he earned a Master’s in Business Administration from the University of Chicago School of Business and a Bachelor’s in Foreign Service from Georgetown University.  Mr. Iglesias has also studied in Switzerland, Germany and Austria.  Prior to 2007, Mr. Iglesias was of counsel to the law firms of Becker Polikoff (2004 through 2006) and Ruden McClosky (2006 through 2009).

Edward (Ted) Moffly   – Director. Since 2007, Edward Moffly has served as an officer and director of the Company.  Ted was the former CFO of IP Gear (Pink Sheets QMXI), an enterprise VoIP company.  As CFO, Mr. Moffly engineered the acquisition of Quasar/BOS, an Israeli VoIP gateway company, brought the company public via a downstream merger and structured contracts with companies such as Siemens and Excel.  Before IP Gear, Mr. Moffly was founding partner and CEO of Spin Networks, a security software company based out of Toronto, Canada and Belo Horizonte, Brazil.  Mr. Moffly was also the CEO of Synergyx, an IP integration company.  The company designed, built and managed IP networks in over 50 countries.  Mr. Moffly has extensive experience managing sophisticated construction projects including hydroelectric, medical technology and automated production facilities.  Mr. Moffly sits on the board of directors for Socratic Solutions, a supplemental education company and has served as the company’s interim CFO.  He is on the board of directors for Denarii Systems, an international mobile payment solutions company.  Mr. Moffly did his undergraduate work at Columbia University and has an MBA in Finance from the University of Chicago.  Mr. Moffly is currently Chief Financial Officer of Denari, a position he has held since 2006.  Mr. Moffly has been Chief Financial Officer of the Company at various times from 2007 through 2010.

Martha Castillo   – Chief Operating Officer, Director.   Ms. Castillo oversees health care provider relations, doctor credentialing, marketing and daily operational activities for the Company.  Prior to joining the Company, in 2007, Ms. Castillo worked for approximately eight years both as an independent agent representing clients such as AFLAC, AIG, ING, and Nationwide Life, and as a marketing coordinator at Mercy Health in Miami, Florida.  Ms. Castillo brings a background in accounting to her position, having served for four years as an accountant at DuFry America.  Ms. Castillo has a degree in accounting from University of Central Texas and a degree in business administration from Saint Peters College, New Jersey.

Frank Kelly, Jr. – Director.  Frank Kelly became Director and Chairman of the Board in 2007.  Mr. Kelly is the President and CEO of MFK Global, Inc. since 1999, a diversified management and strategic marketing consulting company, where he manages and implements global projects ranging from management reorganization to innovative product introductions.  Prior to MFK Global, Mr. Kelly worked 24 years with The Coca-Cola Company, holding various executive positions with both US and global responsibilities including Japan.  Mr. Kelly attended Harvard University Business School MBA program and holds a B.S. in Accounting and Finance from Bentley University.

 Dr. Carl Rosencrantz   – Director of Hygea, Chairman of the Board of Directors of Palm Medical Network .  Dr. Carl Rosencrantz is a practicing radiologist in, and chairman of, the West Boca Medical Center Department of Imaging.  In that capacity he is also the Medical Director of Imaging for Delray Community Hospital.  Prior to forming West Boca, Dr. Rosencrantz was a staff radiologist at the Pompano Beach Medical Center.  He is a member of the Tenet Radiology Advisory board.  Through his relationship with Tenet, Dr. Rosencrantz was a founding member of the Palm Medical Group, and has served on its executive committee in various capacities since 1989.  He began his career as an OBGYN resident at Mount Sinai and after completing his OB residency, he continued at Mount Sinai as a resident in radiology.  He later became a staff radiologist at West Boca Medical Center where he rose to Chief of Staff.  Dr. Rosencrantz has a BA from Amherst College and an MD from the University of Miami.  Dr. Rosencrantz’ principal occupation over the last five years has been serving in the capacity as Chairman and Medical Director of West Boca Medical Center Department of Imaging.

Francisco H. Recio – Director.  Mr. Recio has over thirty years of international experience in finance, accounting, management and technology.  He began his career at Deloitte, Haskins & Sells in the Management Consulting Practice and rose to Senior Manager.  Mr. Recio left Deloitte for KPMG, joining as a Senior Manager in the Management Consulting Department and became a partner one year later.  He was Partner in Charge of Florida Consulting and Latin America Consulting and was the Chairman of the Worldwide Operations Management Practice Committee.  Mr. Recio then joined Oracle Corporation as Group Vice President of Latin America Services with responsibility for over 1,000 professionals as direct reports.  During his stewardship, Oracle revenues in Latin America Services increased tenfold.  Mr. Recio left Oracle to found and become chairman of Avisena, Inc., a healthcare practice management technology company.  Mr. Recio is a member of the Board of Directors of Palmetto General Hospital, the largest Tenet hospital in Florida; sits on various advisory boards including the Lally School of Management and Technology and at his alma mater Rensselaer Polytechnic Institute (“RPI”); served as a member of the Board of Directors of the Cedars Medical Center Foundation (largest HCA hospital in Florida); and is a former member of the Board of Directors of the Health Foundation of South Florida.  Mr. Recio has a bachelor’s degree in Engineering and an MS in Management from RPI.

Glenn Marrichi – Chief Strategic Officer, Director. Since 2010, Glenn Marrichi has served as an officer and director of the Company.  He brings extensive strategic and brand-marketing experience in the healthcare category.  As an executive at major international advertising agencies in Chicago, New York, Los Angeles and Detroit, Mr. Marrichi has engaged in brand-building and strategic marketing on behalf of these well-known brands --- Johnson & Johnson, Celebrex, Baxter International, Ciba Vision, The Arthritis Foundation and McNeil Consumer Products.  A national speaker on the subject of brand value innovation, he’s a winner of the industry’s prestigious awards including the American Marketing Association’s Gold EFFIE for advertising & marketing effectiveness.  In addition, he has served on the national board of both the Arthritis Foundation and Community Health Charities, the leading workplace-based charity devoted to health causes that include the American Cancer Society, American Diabetes Association and the American Heart Association.  Mr. Marrichi’s principal occupation for the last five years has been President and Chief Executive Officer of The Marketing Identity Partnership, Inc.

Lacy Loar – Compliance Officer, Director.   Since 2007, Lacy Loar has served as an officer and director of the Company.  As a corporate generalist, she brings a background in contract negotiations, mergers and acquisitions, litigation, and public company issues.  From 1998 until 2007, she has served as a key advisor to senior executives at American Access, Inc. and Ibid America, Inc., in which she assisted in taking public through a reverse merger.  A former newspaper reporter and editor from 1990 until 1998, Ms. Loar has used her writing skills to draft private placement memoranda, merger agreements, as well as registration statements as prescribed by the Securities and Exchange Commission.  She has drafted corporate governance codes to comply with the Sarbanes-Oxley Act of 2002 and press releases to comply with Fair Disclosure laws.  Ms. Loar was also an affiliate of the former Law Offices of Manuel Iglesias, P.A., Miami, Florida, a boutique law firm specializing in corporate and securities law.  She has collaborated to provide pro bono legal services to select indigent clients, concerning matters as diverse as Family Law (child custody and domestic violence), Property, and Civil Litigation.  Ms. Loar earned a Bachelor’s Degree from Eckerd College and Southern California University for Professional Studies, and a law degree as a top-tier graduate of Southern California University College of Law.

Dr. Francis B. Olsen - Senior Vice- President for Operations.  Dr. Olsen has spent over thirty years in various positions in the healthcare arena: clinical practice, residency education, hospital outpatient department administration and finally senior executive of an $8 billion health insurer.  Dr. Olsen served as a Senior Vice President for Emblem Health NY from July 1997 to November 2008.  From November 2008 to present, Dr. Olsen has served as The Managing Partner for Ask 4 Risk Services, LLC.  As a result of this career path he has developed interest and expertise in process analysis and re-engineering, healthcare finance and coordination of payments in a very complex reimbursement environment.  He spent over 11 years in managed care as senior executive responsible for regulatory compliance, as well as operational and financial performance of all government sponsored products (Medicare, Medicaid. Child and Family Health Plus and Workers Compensation).  Dr. Olsen has occupied VP and SVP slots for Product Management at HIP Health Plan of New York which merged with GHI to become Emblem Health.  At various times during this period he was given responsibility for enrollment, customer service, direct marketing and the government products sales force.  Dr. Olsen serves as a director on the boards of Care for the Homeless and the State University of New York at Stony Brook School of Dental Medicine Alumni Association.  Previously, he held directorships of Vytra Health Plan, the Perfect Health Insurance Company and Health Watch Systems.

Our directors are elected for a term of one year and until their successors are elected and qualified.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our Common Stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Forms 3, 4 and 5 respectively.  Since we are not registered under section 12 of the Securities and Exchange Act, our executive officers, directors and 10% stockholders, are not required to file the requisite filings under Section 16.

Code of Ethics

We intend to adopt code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

Director Independence

We currently do not have any independent directors.  Our board, in the future, intends to appoint independent directors within the meaning of applicable Nasdaq Listing Rules and the rules promulgated by the SEC.

Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.  As of the date hereof, we intend to form an audit, compensation and nomination/corporate governance committee.  Upon appointing independent directors and adopting the appropriate charters, we will appoint form such committees.

Item 11.                      Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martha Castillo	2011	$80,000	--	--	--	--	--	--	$80,000
	2010	$80,000	--	--	--	--	--	--	$80,000

Manuel E. Iglesias	2011	$100,000	--	--	--	--	--	--	$100,000
	2010	$-0-	--	--	--	--	--	--	$-0-

Except as set forth above, no other executive officer has received compensation from the company for the above years.

The Company has entered into material employment contracts with four of its executive officers, four of which are on the Board of Directors, as follows:

Name	Position	Contract Term Ending	Compensation

Manuel Iglesias	President and Chief Executive Officer	September 2014	$240,000	(a)
Martha Castillo	Chief Operating Officer	September 2014	$95,000	(b)
Lacy Loar	Compliance Officer	September 2014	$75,000	(c)
Edward Moffly	Director (past Chief Financial Officer)	September 2014	$24,000	(d)

(a) Mr. Iglesias was paid $100,000 of the $240,000 owned to him under his employment agreement for the year ended December 31, 2011.  During the year ended December 31, 2011, Mr. Iglesias agreed to take a reduced salary as the Company was engaged in capital raising efforts, which resulted in the Company owing a balance of $140,000.  Mr. Iglesias waived his right to the balance payment under the employment agreement for the year ended December 31, 2011.

(b) Ms. Castillo was paid $80,000 of the $95,000 owned to her under her employment agreement for the year ended December 31, 2011.  During the year ended December 31, 2011, Ms. Castillo agreed to take a reduced salary as the Company was engaged in capital raising efforts, which resulted in the Company owing a balance of $15,000.  Ms. Castillo waived her right to the balance payment under the employment agreement for the year ended December 31, 2011. For the years ended December 31, 2013 and 2014, Ms. Castillo is entitled to receive $95,000 and $190,000 in annual salary, respectively.

(c) Ms. Loar’s compensation will increase to $150,000 for the year ended December 31, 2014.  Ms. Loar was paid $1,000 for the year ended December 31, 2011.  Ms. Loar waived her right to the balance payment under the employment agreement for the year ended December 31, 2011.

(d) Mr. Moffly did not receive any compensation for the year ended December 31, 2011.  Mr. Moffly waived his right to all payments under the employment agreement for the year ended December 31, 2011.

2011Grants of Plan-Based Awards

The Company made no plan-based equity and non-equity awards grants to named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of December 31, 2011.

Option Exercises

During our fiscal year ended December 31, 2011, there were no options exercised by our named officers.

Compensation of Directors

Our directors have not received compensation for rendering services as directors since inception.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Indemnification of Directors and Officers

The Company’s directors and executive officers are indemnified as provided by the Nevada Revised Statutes and its Bylaws.  These provisions state that the Company’s directors may cause the Company to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director.  The indemnification of costs can include an amount paid to settle an action or satisfy a judgment.  Such indemnification is at the discretion of the Company’s board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of June 5, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (3)
Manuel R. and Olga Iglesias Trust	55,032,444	33.49%
Daniel T. McGowan (2)	1,531,670	* %
Manuel E. Iglesias (2)	969,260	*
Edward (Ted) Moffly (2)	31,500,959	19.2%
Martha Castillo (2)	1,076,956	*
Frank Kelly Jr. (2)	5,995,054	3.65%
Dr. Carl Rosencrantz (2)	855,582	*
Francisco H. Reccio (2)	1,076,956	*
Glenn Marrichi (2)	1,292,347	*
Frank B. Olsen (2)	-0-	--
Lacy Loar (2)	1,615,434	* %
All officers and directors as a group (10 people)	45,914,218	27.94%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Hygea Holdings Corp., 9100 South Dadeland Blvd., Suite 1500, Miami, Florida 33156.

(2)	Executive officer and/or director of the Company.

(3)
Applicable percentage ownership is based on 164,322,680 shares of common stock outstanding as of June 5, 2012 (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012), together with securities exercisable or convertible into shares of common stock within 60 days of June 5, 2012 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of June 5, 2012 , are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.  As of December 31, 2011, the Company had borrowed $255,000 under this arrangement, due on September 30, 2012.

At December 31, 2011, the Company had borrowed a total of $545,627 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.
During the year ended December 31, 2011, the Company made payments totaling $74,000 to a firm controlled by its Chief Executive Officer, President and Director for legal services to be rendered.

On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company.  The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.

Item 14.                      Principal Accounting Fees and Services4

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011, and for the fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$47,000	$52,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$47,000	$52,500

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

4 Kabani, please provide

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Form of 10% Convertible Promissory Notes – November 2009 (1)
4.2	Form of Letter Agreement Amending November 2009 Financing (1)
4.3	Form of 5% Convertible Promissory Notes (1)
4.4	Letter Agreement entered Convertible Promissory Notes Holders (1)
4.5	Non-Negotiable Secured Promissory Note issued to Kirkpatrick Family Foundation, Inc. dated August 1, 2011 (3)
4.6	Promissory Note dated December 14, 2010 issued to Manuel R. Iglesias Trust (3)
4.7	Amendment Letter dated December 14, 2011 to Non-Negotiable Secured Promissory Note issued to Kirkpatrick Family Foundation, Inc. dated August 1, 2011 (3)
4.8	Promissory Note issued to D’Arraigan Investment Trust dated December 14, 2011 (3)
4.9	Form of Letter Agreement amending the Convertible Promissory Notes (3)
10.1	Share Exchange Agreement by and between Hygea Holdings Corp. (f/k/a Piper Acquisition II, Inc.), Hygea Health Holdings, Inc. and the shareholders of Hygea Health Holdings, Inc.(2)
10.2	Assignment Agreement entered by and between Hygea Holdings Corp. (f/k/a Piper Acquisition II, Inc.) and Nobis Capital Advisors, Inc. dated May 2, 2011 (1)
10.3	Network Agreement between CarePlus Health Plans, Inc. and Palm Medical Network, LLC dated July 29, 2008 (2)
10.4	Global Capitation Agreement between Citrus Health Care, Inc. and The Med Family LLC dated October 1, 2007 (2)
10.5	Network Risk Agreement between Preferred Care Partners, Inc. and Palm Medical Network, LLC effective January 1, 2009 (2)
10.6	Network Agreement between Physicians United Plan, Inc. and Palm Medical MDA, Inc. effective January 1, 2009 (2)
10.7	Form of Consulting Services Agreement between ProMD Practice Management, Inc. and Hygea Health (2)
10.8	Healthcare IT Platform Agreement between Cyfluent, Inc. and Hygea Health Network, Inc. dated August 3, 2009 (2)
10.9	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Edward Moffly dated October 1, 2009 (2)
10.10	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Lacy Loar dated October 1, 2009 (2)
10.11	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Manuel E. Iglesias dated October 1, 2009 (2)
10.12	Senior Executive Employment Agreement between Palm Medical Network, LLC and Martha Castillo dated October 1, 2009 (2)
10.13	Letter Agreement between Martha Castillo and Hygea Holdings Corp. dated February 3, 2012
21.1	List of Subsidiaries (1)
31.1
Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(1) (2) (3) (4)
Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 16, 2011.
Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on October 13, 2011.
Incorporated by reference to the Amendment No. 2 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 21, 2011.
Incorporated by reference to the Amendment No. 5 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 6, 2012.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida on this 5th day of June 2012.

HYGEA HOLDINGS CORP.

/s/ Manuel E. Iglesias
Name: Manuel E. Iglesias
Title: Chief Executive Officer, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Manuel E. Iglesias	Chief Executive Officer, President and Director	June 5, 2012
Manuel E. Iglesias	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel T. McGowan	Chairman of the Board of Directors	June 5, 2012
Daniel T. McGowan

/s/ Edward (Ted) Moffly	Director	June 5, 2012
Edward (Ted) Moffly

/s/ Martha Castillo	Chief Operating Officer and Director	June 5, 2012
Martha Castillo

/s/ Frank Kelly Jr.	Director	June 5, 2012
Frank Kelly Jr.

/s/ Dr. Carl Rosencrantz	Director	June 5, 2012
Dr. Carl Rosencrantz

/s/ Francisco H. Recio	Director	June 5, 2012
Francisco H. Recio

/s/ Glenn Marrichi	Chief Strategic Officer and Director	June 5, 2012
Glenn Marrichi

/s/ Lacy Loar	Compliance Officer and Director	June 5, 2012
Lacy Loar

/s/ Frank H. Olsen	Senior Vice President of Operations	June 5, 2012
Frank H. Olsen