Form 10-Q
period 2012-03-31
Hygea Holdings Corp.
filed 2015-01-02
CIK 1469628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

__________to __________

Commission File No.:     333-174252

HYGEA HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0532605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8095 NW 12th Street

Suite 105

Doral, FL 33126

(Address of principal executive offices)

786-391-0187

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐         No ☒

As of September 30, 2012, the Issuer had 164,322,680 shares of its common stock outstanding.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$23,624	$13,097
Accounts receivable	5,247,350	4,666,742
Prepaid and other current assets	77,249	107,249
Note receivable - related party - current	60,000	60,000
Total current assets	5,408,223	4,847,088
Property and equipment, net	275,564	292,444

Goodwill	1,159,900	1,159,900
Intangible assets, net	2,110,911	2,200,364
Note receivable - related party	282,368	282,368
Other assets	253,955	166,891
Total assets	$9,490,921	$8,949,055

Liabilities and Equity

Current liabilities
Accounts payable and accrued liabilities	$842,462	$790,826
Convertible notes payable – current	-	1,431,018
Notes payable	499,700	264,700
Notes payable - related parties	903,285	805,627
Deferred revenue - current	100,000	100,000
Common stock to be issued	897,500	850,000
Taxes payable	124,568	84,448
Total current liabilities	3,367,515	4,326,619
Convertible notes payable	-	332,000
Notes Payable	-	125,000
Total liabilities	3,367,515	4,783,619

Commitments and contingencies

Equity
Preferred stock - 10,000,000 shares of $.0001 par value, no shares issued and outstanding	-	-
Common stock - 250,000,000 shares of $.0001 par value, 164,322,680 and 148,295,243 shares issued and outstanding, respectively	16,433	14,830
Additional paid-in capital	3,472,994	1,711,579
Non-controlling interest	2,291,480	2,250,176
Retained earnings	342,499	188,851
Total equity	6,123,406	4,165,436
Total liabilities and equity	$9,490,921	$8,949,055

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

Medical revenues
Fixed fee arrangements	$2,205,441	$1,994,513
Fee for service arrangements	609,366	403,226
Total medical revenues	2,814,807	2,397,739

License fees and non-medical revenues	150,000	45,667
Total revenues	2,964,807	2,443,406

Healthcare expenses
Physician and other provider expenses	1,376,727	$1,617,619

Gross profit	1,588,080	825,787
	54%	34%

Administrative and other operating expenses
Salaries and benefits	260,293	224,989
General and administrative	432,010	294,678
Medical risk adjustment reserve	295,610	-
Professional fees	276,939	172,874
Total administrative and other operating expenses	1,264,852	692,541

Net operating income	323,228	133,246

Other income (expenses)
Gain on acquisition	-	-
Interest expense	(28,144)	(27,028)
Other	298	-
Total other income (expenses)	(27,846)	(27,028)

Net income before income taxes and non-controlling interest	295,382	106,218

Income tax benefit (expense)	(100,430)	11,160

Income attributable to non-controlling interest	(41,304)	(23,326)

Net income	$153,648	$94,052

Earnings per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	164,028,347	148,295,243
Diluted	153,836,166	162,452,779

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$153,648	$94,052
Non-controlling interest	41,304	23,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,247	16,372
Amortization	89,453	30,796
Medical risk adjustment reserve	295,610	-
Changes in operating assets and liabilities:
Accounts receivable	(876,218)	(365,365)
Deferred taxes	-	(11,160)
Prepaid expenses and other assets	(57,064)	(146,100)
Accounts payable and accrued liabilities	99,136	(10,955)
Taxes payable	40,120	-
Net cash used in operating activities	(194,764)	(369,034)

Cash flows from investing activities:
Capital expenditures	(2,367)	(999)
Net cash used in investing activities	(2,367)	(999)

Cash flows from financing activities:
Borrowings from stockholders and related parties	97,658	16,070
Proceeds from issuance of loans payable	110,000	252,000
Subscription receivable	-	-
Net cash provided by financing activities	207,658	268,070

Net increase (decrease) in cash and cash equivalents	10,527	(101,963)
Cash and cash equivalents, beginning of period	13,097	226,931
Cash and cash equivalents, end of period	$23,624	$124,968
	$-
Supplemental cash flow information:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

1.	Business and Organization

Hygea Holdings Corp., formerly Piper Acquisition II, Inc. (“the Company” or “Holdings”) is a Nevada corporation formed on August 26, 2008.

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

As a result of the acquisition, the Company is the sole shareholder of Hygea Health.  Hygea Health has two principal areas of operations. The first is a network of multidisciplinary integrated medical group practices (“Integrated Group”) with a primary care physician (“PCP”) focus.  The Integrated Group owns a series of subsidiaries that provide industry related services and which support the integrated group practice business model.  The second is Palm Medical Network LLC (“Palm Medical Network”), an independent physician network.  Under Palm Medical Network, the Company has a series of medical service organizations (“MSOs”) that have entered “at risk” contracts with Medicare Advantage Health Maintenance Organizations (“HMOs”) throughout Florida.

2.	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC on June 6, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. All intercompany amounts have been eliminated in consolidation.

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

Use of Estimates and Assumptions

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

Recently Adopted Accounting Standards

None of the Accounting Standards Updates (ASU) that the Company adopted and that became effective January 1, 2012, had a material impact on its consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment's requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the "Fair Value Measurement" Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements. For the Company, ASU No. 2011-04 was effective January 1,2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16,2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented. However, on December 23, 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" to defer this new requirement. For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012. Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs is not expected to have a material impact on the Company's consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

ASU No. 2011-07

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities and issued ASU No. 2011-07, "Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities." This ASU retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project. However, this ASU requires the provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This ASU also requires enhanced disclosures of significant changes in estimates related to patient bad debts. While this ASU will have no net impact on the Company's financial position, results of operations, or cash flows, it will require the Company to reclassify its provision for doubtful accounts from operating expenses to a component of net operating revenues beginning with the first quarter of 2012, with retrospective application required. The Company's historical provision for doubtful accounts has not been material.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period. For the Company, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 201 l-l 1 for annual reporting periods beginning on or after January 1,2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. The Company is currently reviewing the effect of ASU No. 2011-11.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

3.	Note Receivable – Related Party

In 2008 the Company acquired 30% interest in an electronic medical records and practice software company for total consideration of $342,368. This investment was recognized using the cost method as the Company was unable to assert significant influence due to the fact that the remaining 70% ownership rests with one non-related entity. On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $222,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company. The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.

4.	Property and Equipment

Property and equipment consisted of the following:

	As of
	March 30,	December 31,
	2012	2011
Medical equipment	$221,526	$290,227
Furniture and office equipment	158,591	87,522
Computers and software	46,397	46,397
	426,514	424,146
Less accumulated depreciation	(150,949)	(131,702)
	275,564	292,444

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

5.	Acquisitions

On December 1, 2011, the Company entered into an asset and stock purchase agreement with Sussman and Staller MD, PA, Inc. (“Sussman”), a Florida professional services corporation, and Howard Sussman, MD and Sheldon Staller, MD, together who owned all of the voting shares of Sussman. In the transaction, the Company acquired 100% of the assets of Sussman and a three-year option to acquire 100% of the voting shares of Sussman, in exchange for the assumption of certain liabilities, a $50,000 cash payment at closing, $50,000 to be paid 2 months after closing and shares of the Company’s Common Stock having a value of $850,000. As of March 31, 2012, the Company had not issued the shares of its Common Stock. In addition the sellers entered into a non-competition agreement with the Company, for a period of two years beginning upon their termination from the Company.

Cash and cash equivalents	$11,466
Accounts Receivable	129,591
Property and Equipments	71,201
Payor Contracts	456,000
Covenant not to Compete	380,000
Patient Records	61,000
Goodwill	20,000
Accounts Payable	(39,258)
Net Assets Acquired	$1,090,000

The total purchase consideration was determined to be $1,090,000 based on the cash and the fair value of the common stock issued. The acquisition of Sussman is in alignment with the Company’s strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions. During the three months ended March 31, 2012, the Company recognized total revenue of $300,000 and income before income taxes of $14,571.

6.	Intangible Assets

Intangible assets consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
Credential Provider Network	$1,502,000	$1,502,000
Covenants not to Compete	545,466	545,466
Payor Contracts	463,660	463,660
Trade Name	124,000	124,000
Patient Records	61,000	61,000
Total Intangible Assets	2,696,126	2,696,126
Less: Accumulated Amortization	(585,215)	(495,762)
Intangible Assets, Net	$2,110,911	$2,200,364

Credentialed Provider Network

The Company recorded an intangible asset related its credentialed provider network acquired in the acquisition of Palm Medical Group, Inc. (“PMG”), a Florida not-for-profit corporation, in 2007. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired provider base over this period. Amortization expense recorded during the three months ended March 31, 2012 and 2011, was $23,469 for both years.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

Covenants Not to Compete

The Company paid for a covenant not-to-compete as part of its acquisition of Opa-Locka Pain Management Corporation (“OPA”), a Florida corporation and an independent duly licensed medical doctor, totaling $165,466. The value of this asset is being amortized over four years, the effective life of the restrictive covenant. Amortization expense recorded during the three months ended March 31, 2012 was $11,347. Amortization expense recorded during the year ended December 31, 2011 was nominal.

The Company paid for a covenant not-to-compete as part of its acquisition of Sussman totaling $380,000. The value of this asset is being amortized over seven years, the Company’s estimate of the life of the restrictive covenant. Amortization expense recorded during the three months ended March 31, 2012 was $10,025.

Payor Contracts

The Company recorded an intangible asset related to payor contracts, fixed fee agreements with five insurance carriers and fee-for service agreements with numerous additional payors, when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired carrier base over this period. Amortization expense recorded during the three months ended March 31, 2012 was $8,670.

The Company also has an intangible asset of $7,660 associated with its consolidated VIE. See Note 7.

Trade Name

The Company recorded an asset related to a trade name when it acquired PMG. This asset is being amortized over its estimated useful life, approximately 16 years. Amortization expense recorded during the three months ended March 31, 2012 and 2011 was $7,750 for both years.

Patient Records

The Company recorded an intangible asset related to patient records when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its patient base over this period. Amortization expense recorded during the three months ended March 31, 2012 was $953.

Impairment Analysis

Each of the above “identifiable” definite-lived intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “ Property, Plant, and Equipment ,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  During the three months ended March 31, 2012, the Company did not experience any event of change in circumstance that would indicate that the carrying amount may not be recoverable.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

7.	Variable Interest Entity

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

8.	Notes Payable

The Company has entered into the following unsecured notes payable:

The first note payable was for a borrowing of $60,000, interest bearing at 12% . The second payable agreement provided for borrowings totaling $125,000 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but has been extended to March 5, 2013, and the amount available increased to $235,000.    As of March 31, 2012, the Company had borrowed $235,000 under this arrangement.

The third note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 14.0% per annum.   Borrowings are due on June 30, 2012.  As of March 31, 2012, the Company had borrowed $204,700 under this arrangement.

9.	Notes Payable – Related Parties

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.  As of March 31, 2012, the Company had borrowed $265,000 nder this arrangement, due on September 30, 2012.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

At March 31, 2012, the Company had borrowed a total of $638,285 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.

10.	Convertible Notes Payable

In connection with the reverse acquisition by the Company in 2010, Hygea Health assumed $1,431,018 of convertible notes payable, and accrued interest on the notes of $67,261.  Total principal outstanding of $564,995 of these convertible notes bore interest at 10% per annum and matured on March 31, 2012, as amended.  The remaining $866,023 of principal amount outstanding bore interest at 5% per annum and mature on various dates between June and November 2012.  The convertible notes were convertible into shares of the Company’s Common Stock on the basis of one share of Common Stock for every $0.11 of principal amount outstanding.

In 2011, the Company issued an additional $332,000 of principal of 5% convertible promissory notes. These convertible notes bore interest at 5% per annum and mature on various dates between January and April 2013.  The convertible notes were also convertible into shares of the Company’s Common Stock on the basis of one share of common stock for every $0.11 of principal amount outstanding.

The conversion price of these notes was arbitrarily determined. There was no relationship between the conversion price and the Company’s assets, book value, net worth, or any other economic or recognized criteria of value and this price did not necessarily accurately reflect the actual value of the Common Stock or the price that may be realized upon disposition of the shares of Common Stock.

Pursuant to the terms of the notes, the total principal balance of $1,763,018 was converted into 16,027,437 shares of the Company’s common stock upon effectiveness of the Company’s Registration Statement on Form S-1 on February 10, 2012.  Upon automatic conversion, the accrued interest of $115,365 was forgiven and the recorded as a component of “Other” within “Other Income and (Expenses)” in the Company’s Consolidated Condensed Statements of Operations for the three months ended March 31, 2012.

11.	Income Taxes

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

The Company’s effective tax rate for the three months ended March 31, 2012 was 39.5%, the rate at which the Company expects its consolidated 2012 obligation to accrue.

12.	Related Party Transactions

During the three months ended March 31, 2012, the Company made payments totaling $16,146 to a firm controlled by its Chief Executive Officer, President and Director for legal services to be rendered.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company. The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017. See Note 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Background

Hygea Holdings Corp. (“the Company” or “Holdings”) is a Nevada corporation formed on August 26, 2008, as Piper Acquisition II, Inc.  The Company changed its name to “Hygea Holdings Corp.” on May 16, 2011.

Effective December 31, 2010, we acquired 99.9% of the outstanding common shares of Hygea Health Holdings, Inc., a Florida corporation (“Hygea Health”), in exchange for the issuance of 135,519,339 shares of our Common Stock.  The exchange of shares between us and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting.  A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health’s securities for our net monetary assets, accompanied by a recapitalization.  Hygea Health is the surviving and continuing entity and the historical financials following the reverse acquisition transaction are those of Hygea Health.  Hygea Health’s historical equity has been retroactively restated to reflect the reverse acquisition as if it had occurred on January 1, 2010. As of the date of the merger, our authorized capital consisted of 10,000,000 shares of Preferred Stock, $0.0001 par value, and 250,000,000 shares of Common Stock, $0.0001 par value.  The financial statements of the Company, as of December 31, 2010, were not significant; therefore, no pro forma financial information thereof is included in these notes to our consolidated financial statements.

As a result of the acquisition, we are the sole shareholder of Hygea Health.  Hygea Health has two principal areas of operations. The first is a network of multidisciplinary integrated medical group practices (“Integrated Group”) with a primary care physician (“PCP”) focus.  The Integrated Group owns a series of subsidiaries that provide industry related services and which support the integrated group practice business model.  We also own Palm Medical Network LLC (“Palm Medical Network”), an independent physician network.  Under Palm Medical Network, the Company has a series of medical service organizations (“MSOs”) that have entered “at risk” contracts with Medicare Advantage Health Maintenance Organizations (“HMOs”) throughout Florida.

Overview

Hygea Health was founded in March of 2007 as Hygea Health Holdings, Inc. with the purpose of creating a network of (i) multidisciplinary integrated medical group practices with a primary care physician focus; (ii) healthcare management service organizations that manage and coordinate the medical care of patients enrolled in multiple managed care health plans (i.e., HMOs) and (iii) integrating all aspects of the network via a robust technology platform that incorporates state-of-the-art and physician friendly electronic medical records and practice management system services, including scheduling and billing capabilities. In 2007 The Company acquired the Palm Medical Group, (IPA). The Palm (IPA) is 24 years old and composed approximately 1,700 physicians, the largest such network in the state of Florida, practicing in 76 medical specialties.

The Company currently employs a core of healthcare, management and financial personnel at the corporate level. Also, each physician group employs varying levels of operations, administrative and healthcare professional staff. Hygea has incorporated in-house different operational groups including: practice management, clinical revenue support, coding, billing and collections.

Hygea was founded by a physician whose goal was to bring back to physicians a greater control of their medical practice (the practice of medicine) as well as to obtain greater financial remuneration for the work physicians do in improving the quality of healthcare in society.The improved healthcare results come about by the use of coordinated care within the context of an integrated group practice setting where medicine is coordinated by the PCP (Primary Care Physician) aided by an integrated group of Specialists and other Healthcare Professionals. Hygea’s goal is not just to address a patient’s current medical condition, but to address the causes of the condition and to prevent though a holistic preventive medical process their recurrence in the future. The Hygea value proposition to its healthcare providers is that they will earn a substantial premium for their pre- Hygea income by being able to participate in a Stark-compliant environment in which their referral stream reaps substantial financial benefits for them.

Providing services as part of a Hygea integrated group practice provides a safe harbor to Stark and State Anti-Kickback prohibitions. We will create one of multiple integrated group practices with a primary care physician focus. This allows the practice to refer the patients to wholly owned ancillary providers for such services as diagnostics, laboratory, pharmacy and therapy (these are assembled); specialists will be acquired to address that population of referrals.

We believe the value proposition to the physician is simple:

•	Once his/her practice is integrated into the Hygea group model, the physician should earn one and one half (1 ½) to two (2) times his previous net income.
•	Hygea will bring state of the art management support to the physician, which allows the physician to concentrate his effort on the practice of medicine, not on administrative matters.
•	Our model gives the physician control in determining when he may sell his practice. The physician holds his Hygea stock and can determine at what point he sells his shares either into the market or “put” them to the company. It allows the physician to maximize the exit value of his practice, which may not necessarily be at the end of his career. He may sell and still stay on as a staff physician.

Hygea is payor neutral. That is, Hygea will maximize both healthcare and financial benefits regardless of whether a physician’s payor’s mix is fee for service (FFS) or capitated managed care.

Hygea’s philosophy and model are completely patient-centric. By taking a holistic view of the patient’s medical condition as opposed to a fragmented “let’s address the current ailment approach” we are confident that we will achieve better medical outcomes. The improved outcomes are achieved regardless of whether the patients are FFS or in an HMO environment. Hygea is a believer in the Medical Home or Accountable Care organization.

Hygea is building a network of Medical Group Practices and Healthcare Service Providers – The Company is acquiring medical group practices with a Primary Care Physician (“PCP”) focus. Hygea began its initial provider rollout in 2011 with an initial focus on the South and Central Florida markets. In 2014 the Company expanded into the Greater Atlanta Metropolitan market and is currently negotiating and contracting with practices in the New Jersey and New York markets. Hygea is also in a variety of negotiations with specialty medical and ancillary healthcare service providers (including diagnostic facilities, pharmacies, rehabilitation therapy practices, among others) to ultimately provide community-based “medical malls” for more efficient, more comprehensive and better patient care. Hygea provides all critical front and back office support services including: practice management, clinical revenue support, coding, billing and collections services to all its Company-owned practices.

Through the following healthcare management “toolkit”, Hygea acquires, manages and integrates group practices, with a Primary Care Physician (“PCP”) focus:

•	Independent Physician Association (IPA) and Managed Service Organization (MSO) - In the 4th quarter of 2007, Hygea acquired the assets of Palm Medical Group, Inc., a Florida not-for-profit Independent Physician Association with a 24-year operating history. Now operated as Palm Medical Network, LLC (“Palm”), Palm and Hygea provide each other with significant resources and the opportunities to grow their respective business models. Hygea provides core technologies, an alternative practice model, access to ancillary revenue streams, and billing and collections efficiency. Palm provides a network of primary care physicians along with their MSO, which contracts Medicare HMO membership with Care Plus (Humana’s Medicare HMO), Physicians United, among others. Palm’s IPA network of more than 1,700 physicians is the largest such network in the state of Florida, practicing in 76 medical specialties and delivering over 4.5 million hours of patient care annually. Palm’s MSO currently manages over 4,000 Medicare Advantage lives throughout Florida and Georgia and Hygea is rapidly enrolling new patients into the MSO every week through the execution of an aggressive marketing plan (www.palmmednet.org).

•	Medical Risk Assessment (MRA) Specialists – Hygea is focused on improving the quality of care for patients and achieving accurate and timely payment from its managed care plan partners for services rendered. This is achieved through the utilization of specialized third party healthcare consultants to identify and correct coding errors, conduct health risk assessments directly with patients to correctly identify all the issues and conditions affecting each patient, and conducting intensive medical record audits. Accurate tabulations of each patient’s medical risk assessment score within each practice and within Hygea’s MSO will likely result in significantly higher top line revenue and higher profit margins for the Company.

•	Electronic Medical Records/Practice Management System – Hygea deploys electronic medical records / practice management system (“EMR/PMS”) across its affiliated physician practices. This allows Hygea to streamline patient information systems to keep overhead costs as low as possible. Hygea has a nationwide contract with HealthFusion’s MediTouch EMR system and is deploying throughout all its practices

•	Group Practice Management - Hygea’s Group Practice Management business model supports physicians who sell (“roll-up” or “contribute”) their practices to Hygea. Hygea also supports those physicians who remain owners of their practices through contract management services through its wholly owned MSO subsidiary Palm Medical Network, LLC (”Palm”). While the sale of practices to Hygea will provide the most revenue to both physicians and Hygea alike, both models are significant contributors and capture the two main practice structures in the market place. The general structure of Hygea’s revenue flow as pertained to the group practice management roll up is depicted below.

Hygea’s practice roll-up model is different from the model popular in the late 1990’s that disappointed investors and participating physicians alike. The 1990’s model was driven by front-end liquidity events—a purchase or IPO—under which physicians monetized or cashed out their ownership in their practices. The upfront purchase left the physicians with a cash (and sometimes stock) windfall and a working structure under which there was a generally equal sharing of practice income between all group members regardless of post-sale work contribution. This left doctors with little incentive for working harder to better the practice. Consequently, the most productive doctors left these practices for other opportunities, which seriously undermined the revenues structure of the acquiring companies.

In contrast, at all levels Hygea’s business model runs counter to the laissez faire structure of unsuccessful previous models – the model focus is elemental and elegant—it captures, controls, sustains, and fosters cash flows. Hygea accomplishes this through practice acquisition, practice management, automation and technology, supply chain management, and the provision of financial and ancillary medical services within a legal structure that facilitates activity under Stark law provisions. Under Hygea’s structure doctors are rewarded at levels greater than they were prior to becoming part of the Hygea Health Network, even without material changes to their work load. Hygea and its investors share in the incremental increases in revenue that the structure provides.

The Hygea model of accessing ‘Stark Law excepted revenue’ with participating physicians enables Hygea to offer doctors significantly higher incomes based on their performance without creating cash flow burden from higher non-base salaries. In other words, the significant additional income Hygea can pay to physicians comes directly as a result of the clinical work performed by the provider and from the profits of their referral activities. The ability to provide enhanced incomes based on revenue from ancillary services is one of the powerful differentiators between Hygea today and the 1990’s efforts by hospitals and Wall Street in rolling up medical practices with insufficient controls on provider performance. While there are other companies that compete for segments of Hygea’s patient pools, to the best of Hygea’s knowledge none duplicates Hygea’s overall approach.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
Medical revenues
Fixed fee arrangements	$2,205,441	$1,900,533
Fee for service arrangements	557,979	403,226
Total medical revenues	2,763,420	2,303,759

Licenses fees and non-medical revenues	150,000	45,667
Total revenues	2,913,420	2,349,426

Healthcare expenses
Pyhsician and other provider expenses	1,376,727	1,523,639

Gross profit	1,536,693	825,787

Administrative and other operating expenses
Salaries and benefits	260,293	224,989
General and administrative	432,010	294,678
Medical risk adjustment reserve	295,610	-
Professional fees	276,939	172,874
Total administrative and other operating expenses	1,264,852	692,541

Net operating income	271,841	133,246

Other income (expense)
Interest expense	(28,144)	(27,028)
Other	167,050	-
Total other income (expense)	138,906	(27,028)

Net income before income taxes and non-controlling interest	410,747	106,218

Income tax benefit (expense)	(139,654)	11,160

Income attributable to non-controlling interest	(41,304)	(23,326)

Net income	$229,789	$94,052

Medical revenues totaled $2,763,420 for the year three months ended March 31, 2012, which was a $459,661, or 17%, increase over medical revenues earned during the three months ended March 31, 2011.  This increase was primarily related to the impact of an average loss of 150 patients served by under our fixed fee service arrangements between the two periods.

License fees and non-medical revenues amounted to $150,000 for the three months ended March 31, 2012, representing earned revenues under our PALM Medical Network agreement.  During the three months ended March 31, 2011, we realized $45,667 from licensing fees,

Physician and other provider expenses amounted to $1,376,727 and $1,523,639 for the three months ended March 31, 2012 and 2011, respectively, which were approximately 49.82% and 66.14% of medical revenues, respectively.  Our fixed fee operations carry a higher operating cost than do our fee for service activities and therefore when fixed fee revenues decrease, as occurred when comparing 2012 to 2011, disproportionately to fee for service revenues, our costs as a percentage of such will decrease.

Salaries and benefits totaled to $260,293 and $224,989 for the three months ended March 31, 2012 and 2011, respectively.   The increase, amounting to $35,304, is primarily comprised of salaries related to Opa and Royal (two acquisitions made in second quarter 2010) for the entire 2011 period (as compared to partial in 2010), the acquisition of the Suarez and Sussman practices.

General and administrative expenses amounted to $432,010 and $294,678 for the three months ended March 31, 2012 and 2011, respectively.   The increase, amounting to $137,332, primarily represents general and administrative expenses for Opa and Royal operations for the entire 2011 period (as compared to only partially incurring such costs in 2010) and the acquisition of the Suarez and Sussman practices.

 Medical risk adjustment reserve totaled to $295,610 for the three months ended March 31, 2012, represents an adjustment that anticipates the introduction into our network of new patients with lower MRA scores.

Professional fees amounted to $276,939 and $172,874 for the three months ended March 31, 2012 and 2011, respectively.   The increase, amounting to $104,065, primarily represents costs associated with the Company’s efforts to publicly list its common stock.

Interest expense amounted to $28,144 for three months ended March 31, 2012, as compared to $27,028 for the three months ended March 31, 2011, which correlates with the average outstanding debt between the periods.

Other expense during the three months ended March 31, 2012, relates to a loss on the sale of the Company’s interest in its Royal Palm Beach practice.

Income attributable to non-controlling interest represents the minority interest share of Palm Medical Network, LLC net income.

Liquidity and Capital Resources

Capital Resources

 Our primary sources of liquidity are proceeds generated from the sale of equity and issuances of short and long-term debt.  There is no guarantee that this source of capital will be available in the future.

As of March 31, 2012, we had $23,624 of cash and cash equivalents on hand as compared to $13,097 at December 31, 2011.  Our working capital was $2,040,708 at March 31, 2012, as compared to $520,469 at December 31, 2011.

Cash Flow Information

We used cash flow in operating activities of $242,264 and $369,034 during the three months ended March 31, 2012 and 2011, respectively.  The net decrease in cash flow used in operating activities during 2012 was primarily due to our realizing higher net income during 2012, as compared to 2011.

We had $255,158 and $268,070 of cash provided by financing activities during the three months ended March 31, 2012 and 2011, respectively, related to our issuances of debt and equity, net of debt repayments.   For further discussion of our borrowing activity, please see Contractual Obligations below.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.  We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to accounts payable and our debt obligations.  We expect to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all, as well as with our revenue generated from our operations.  For further detail on our debt outstanding refer to note 7, 8 # 9 above.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on June 6, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 2, 2015.

HYGEA HOLDINGS CORP.

By:	/s/ Manuel E. Iglesias
Manuel E. Iglesias, Chief Executive Officer,
President, and Director (Principal Executive
Officer)

/s/ Edward Moffly
Name: Edward Moffly
Title: Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

