Form 10-Q
period 2012-06-30
Hygea Holdings Corp.
filed 2015-01-02
CIK 1469628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes☐         No ☒

As of June 30, 2012, the Issuer had 164,322,680 shares of its common stock outstanding.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$50,171	$13,097
Accounts receivable	5,300,959	4,666,742
Prepaid and other current assets	-	107,249
Note receivable - related party - current portion	78,350	60,000
Total current assets	5,429,480	4,847,088

Property and equipment, net	261,888	292,444

Intangible assets, net	2,107,797	2,200,364
Goodwill	1,159,900	1,159,900
Note receivable - related party - less current maturities	282,369	282,368
Other assets	4,200	166,891
Prepaid expenses	28,800	-
Total assets	$9,274,434	$8,949,055

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$761,117	$790,826
Convertible notes payable - current portion	-	1,431,018
Notes payable	933,056	264,700
Notes payable - related parties - current portion	560,649	805,627
Deferred revenue - current portion	100,000	100,000
Common stock to be issued	850,000	850,000
Taxes payable	66,081	84,448
Total current liabilities	3,270,903	4,326,619

Convertible notes payable - less current maturities	-	332,000
Notes payable	-	125,000
Total liabilities	3,270,903	4,783,619

Stockholders' equity
Common stock - 250,000,000 shares of $.0001 par value,
164,322,680 and 148,295,243 shares issued and outstanding, respectively	16433	14,830
Additional paid-in capital	3483994	1,711,579
Non-controlling interest	2,338,801	2,250,176
Retained earnings	164,303	188,851
Total stockholders' equity	6,003,531	4,165,436
Total liabilities and stockholders' equity	$9,274,434	$8,949,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Medical revenues
Fixed fee arrangements	$1,196,381	$1,811,743	$3,401,822	$3,712,276
Fee for service arrangements	523,981	361,742	1,156,731	858,948
Total medical revenues	1,720,362	2,173,485	4,558,553	4,571,224

License fees and non-medical revenues	-	122,800	126,616	168,467
Total revenues	1,720,362	2,296,285	4,685,169	4,739,691

Healthcare expenses
Physician and other provider expenses	822,106	1,702,567	2,198,833	3,320,186

Gross profit	898,256	593,718	2,486,336	1,419,505

GP %	52%	27%	55%	31%

Administrative and other operating expenses
Salaries and benefits	224,250	113,421	484,542	338,410
General and administrative	325,254	213,672	757,264	508,350
Medical risk adjustment reserve	275,247	-	570,857	-
Professional fees	296,063	173,599	573,002	346,473

Total administrative and other operating expenses	1,120,814	500,692	2,385,665	1,193,233

Net operating income (loss)	(222,558)	93,026	100,671	226,272

Other income (expenses)
Interest expense	(26,711)	(30,013)	(54,855)	(57,041)
Other	(404)	-	(106)	-
Total other income (expenses)	(27,115)	(30,013)	(54,961)	(57,041)

Net income before income taxes and non-controlling interest	(249,673)	63,013	45,710	169,231
Income tax benefit (expense)	118,797	8,100	18,367	19,260
Income attributable to non-controlling interest	(47,321)	(27,566)	(88,625)	(50,892)
Net income (loss)	$(178,197)	$43,547	$(24,548)	$137,599

Earnings per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic	164,039,347	148,564,482	164,039,347	148,564,482
Diluted	153,836,166	164,591,918	153,836,166	163,608,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$(24,548)	$137,599
Non-controlling interest	88,625	50,892
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	32,589	32,747
Amortization	92,567	58,833
Forgiveness of note payable	-	(100,000)
Changes in operating assets and liabilities:
Accounts receivable	(634,217)	(745,223)
Deferred taxes	-	(65,569)
Other assets	269,940	(165,966)
Prepaid expenses	(28,800)	-
Accounts payable and accrued liabilities	(139,912)	73,180
Claims payable	110,203	181,359
Deferred taxes	(100,000)	-
Taxes payable	(18,367)	-
Net cash used in operating activities	(351,920)	(542,148)

Cash flows from investing activties:
Capital expenditures	(2,034)	(1,372)

Cash flows from financing activities:
Borrowings from stockholders and related parties	(154,973)
Repayments to stockholders and related parties	-
Proceeds from issuance of notes payable	535,000	392,000
Repayment of loans payable	-
Repayment of loans to stockholders and related parties	-	(51,053)
Proceeds from issuance of stock	11,000	-
Net cash provided by financing activities	391,027	340,947

Net increase (decrease) in cash and cash equivalents	37,074	(202,573)
Cash and cash equivalents, beginning of period	13,097	226,931
Cash and cash equivalents, end of period	$50,171	$24,358
	$(0)
Supplemental cash flow information:
Cash paid for interest	$54,855	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt into stock	$1,763,018	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Business and Organization

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

2.	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC on September 6, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

June 30, 2012

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

June 30, 2012

3.	Note Receivable – Related Party

In 2008 the Company acquired 30% interest in an electronic medical records and practice software company for total consideration of $342,368. This investment was recognized using the cost method as the Company was unable to assert significant influence due to the fact that the remaining 70% ownership rests with one non-related entity. On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $282,368 to an entity controlled by the Company’s Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company. The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.

4.	Property and Equipment

Property and equipment consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
Medical equipment	800	$290,227
Furniture and office equipment	150,820	87,522
Computers and software	46,397	46,397
Equipment	220,726
Leasehold Improvements	7,437
	426,180	424,146
Less accumulated depreciation	(164,292)	(131,702)
	261,888	292,444

Acquisitions

On December 1, 2011, the Company entered into an asset and stock purchase agreement with Sussman and Staller MD, PA, Inc. (“Sussman”), a Florida professional services corporation, and Howard Sussman, MD and Sheldon Staller, MD, together who owned all of the voting shares of Sussman. In the transaction, the Company acquired 100% of the assets of Sussman and a three-year option to acquire 100% of the voting shares of Sussman, in exchange for the assumption of certain liabilities, a $50,000 cash payment at closing, $50,000 to be paid 2 months after closing and shares of the Company’s Common Stock having a value of $850,000. As of June 30, 2012, the Company had not issued the shares of its Common Stock. In addition the sellers entered into a non-competition agreement with the Company, for a period of two years beginning upon their termination from the Company.

Cash and cash equivalents	$11,466
Accounts receivable	129,591
Property and equipments	71,201
Payor contracts	456,000
Covenant not to compete	380,000
Patient records	61,000
Goodwill	20,000
Accounts payable	(39,258)
Net assets acquired	$1,090,000

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

The total purchase consideration was determined to be $1,090,000 based on the cash and the fair value of the common stock issued. The acquisition of Sussman is in alignment with the Company’s strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions. During the three months ended June 30, 2012, the Company recognized total revenue of $615,462 and income before income taxes of $1,352.

5.	Intangible Assets

Intangible assets consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
Credential provider network	$1,502,000	$1,502,000
Covenants not to compete	500,079	545,466
Payor contracts	463,660	463,660
Trade name	124,000	124,000
Patient records	61,000	61,000
Total intangible assets	2,650,739	2,696,126
Less: accumulated amortization	(542,942)	(495,762)
Intangible assets, net	$2,107,797	$2,200,364

Credentialed Provider Network

The Company recorded an intangible asset related its credentialed provider network acquired in the acquisition of Palm Medical Group, Inc. (“PMG”), a Florida not-for-profit corporation, in 2007. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired provider base over this period. Amortization expense recorded during the three months ended June 30, 2012 was $23,469.

Covenants Not to Compete

The Company paid for a covenant not-to-compete as part of its acquisition of Opa-Locka Pain Management Corporation (“OPA”), a Florida corporation and an independent duly licensed medical doctor, totaling $165,466. The value of this asset is being amortized over four years, the effective life of the restrictive covenant. Amortization expense recorded during the three months ended June 30, 2012 was $8,273. Amortization expense recorded during the year ended December 31, 2011 was nominal.

The Company paid for a covenant not-to-compete as part of its acquisition of Sussman totaling $380,000. The value of this asset is being amortized over seven years, the Company’s estimate of the life of the restrictive covenant. Amortization expense recorded during the three months ended June 30, 2012 was $19,000.

Payor Contracts

The Company recorded an intangible asset related to payor contracts, fixed fee agreements with five insurance carriers and fee-for service agreements with numerous additional payors, when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired carrier base over this period. Amortization expense recorded during the three months ended June 30, 2012 was $10,364.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

The Company also has an intangible asset of $7,660 associated with its consolidated VIE. See Note 7.

Trade Name

The Company recorded an asset related to a trade name when it acquired PMG. This asset is being amortized over its estimated useful life, approximately 16 years. Amortization expense recorded during the three months ended June 30, 2012 and 2011, was $1,937.

Patient Records

The Company recorded an intangible asset related to patient records when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its patient base over this period. Amortization expense recorded during the three months ended June 30, 2012 was $2,178.

Impairment Analysis

Each of the above “identifiable” definite-lived intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “ Property, Plant, and Equipment ,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  During the three months ended June 30, 2012, the Company did not experience any event of change in circumstance that would indicate that the carrying amount may not be recoverable.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

6.	Variable Interest Entity

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

7.	Notes Payable

The Company has entered into the following unsecured notes payable:

The first note payable was for a borrowing of $60,000, interest bearing at 12% per annum. The second payable agreement provided for borrowings totaling $125,000 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but has been extended to March 5, 2013, and the amount available increased to $420,000.    As of June 30, 2012, the Company had borrowed $360,000 under this arrangement.

The third note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 14.0% per annum.   Borrowings are due on June 30, 2014.  As of June 30, 2012, the Company had borrowed $204,700 under this arrangement.

The four note payable agreement provides for borrowing totaling $108,356 with interest accruring at 5% per annum and payable on demand. As of June 30, 2012, the Company had borrowed $108,356 under this arrangement.

The fifth note payable agreement provides for borrowing totaling $200,000 with interest accruring at 8% per annum and payable on demand. As of June 30, 2012, the Company had borrowed $200,000 under this arrangement

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

8.	Notes Payable – Related Parties

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.  As of June 30, 2012, the Company had borrowed $308,750 under this arrangement, due on September 30, 2012.

At June 30, 2012, the Company had borrowed a total of $251,899 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.

9.	Convertible Notes Payable

In connection with the reverse acquisition by the Company in 2010, Hygea Health assumed $1,431,018 of convertible notes payable, and accrued interest on the notes of $67,261.  Total principal outstanding of $564,995 of these convertible notes bore interest at 10% per annum and matured on June 30, 2012, as amended.  The remaining $866,023 of principal amount outstanding bore interest at 5% per annum and mature on various dates between June and November 2012.  The convertible notes were convertible into shares of the Company’s Common Stock on the basis of one share of Common Stock for every $0.11 of principal amount outstanding.

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

Pursuant to the terms of the notes, the total principal balance of $1,763,018 was converted into 16,027,437 shares of the Company’s common stock upon effectiveness of the Company’s Registration Statement on Form S-1 on February 10, 2012.  Upon automatic conversion, the accrued interest of $115,365 was forgiven and the recorded as a component of “Other” within “Other Income and (Expenses)” in the Company’s Consolidated Condensed Statements of Operations for the three months ended June 30, 2012.

10.	Income Taxes

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

The Company’s effective tax rate for the three months ended June 30, 2012 was 39.5%, the rate at which the Company expects its consolidated 2012 obligation to accrue.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

11.	Related Party Transactions

During the ~~three~~ six months ended June 30, 2012, the Company made payments totaling $16,146 to a firm controlled by its Chief Executive Officer, President and Director for legal services to be rendered.

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

Hygea’s philosophy and model are completely patient-centric. By taking a holistic view of the patient’s medical condition as opposed to a fragmented “ lets address the current ailment approach” we are confident that we will achieve better medical outcomes. The improved outcomes are achieved regardless of whether the patients are FFS or in an HMO environment. Hygea is a believer in the Medical Home or Accountable Care organization.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Medical revenues
Fixed fee arrangements	$1,196,381	$1,811,743	$3,401,822	$3,712,276
Fee for service arrangements	523,981	361,742	1,156,731	858,948
Total medical revenues	1,720,362	2,173,485	4,558,553	4,571,224

License fees and non-medical revenues	-	122,800	126,616	168,467
Total revenues	1,720,362	2,296,285	4,685,169	4,739,691

Healthcare expenses
Physician and other provider expenses	822,106	1,702,567	2,198,833	3,320,186

Gross profit	898,256	593,718	2,486,336	1,419,505
Administrative and other operating expenses
Salaries and benefits	224,250	113,421	484,542	338,410
General and administrative	325,254	213,672	757,264	508,350
Medical risk adjustment reserve	275,247	-	570,857	-
Professional fees	296,063	173,599	573,002	346,473

Total administrative and other operating expenses	1,120,814	500,692	2,385,665	1,193,233
Net operating income (loss)	(222,558)	93,026	100,671	226,272
Other income (expenses)
Interest expense	(26,711)	(30,013)	(54,855)	(57,041)
Other	(404)	-	(106)	-
Total other income (expenses)	(27,115)	(30,013)	(54,961)	(57,041)

Net income before income taxes and non-controlling interest	(249,673)	63,013	45,710	169,231
Income tax benefit (expense)	118,797	8,100	18,367	19,260
Income attributable to non-controlling interest	(47,321)	(27,566)	(88,625)	(50,892)
Net income (loss)	$(178,197)	$43,547	$(24,548)	$137,599

Earnings per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic	164,039,347	148,564,482	164,039,347	148,564,482
Diluted	153,836,166	164,591,918	153,836,166	163,608,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the 3 month period ending June 30th 2012

Medical revenues totaled $1,720,362 for the year three months ended June 30, 2012, which was a $453,123, or 26%, decrease over medical revenues earned during the three months ended June 30, 2011.  This decrease was primarily related to the impact of an average loss of 150 patients served by under our fixed fee service arrangements between the two periods.

There were no license fees and non-medical revenues for the three months ended June 30, 2012. Licensing fees in 2011 involvec transactions whereby doctor organizations in geographical areas we don’t serve pay a fee to license the Hygea name.

Physician and other provider expenses amounted to $822,106 and $1,702,567 for the three months ended June 30, 2012 and 2011, respectively, which were approximately 47.8% and 78.3% of medical revenues, respectively.  Our fixed fee operations carry a higher operating cost than do our fee for service activities and therefore when fixed fee revenues decrease, as occurred when comparing 2012 to 2011, disproportionately to fee for service revenues, our costs as a percentage of such will decrease.

Salaries and benefits totaled to $224,250 and $113,421 for the three months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $110,829, is primarily comprised of salaries related to Opa and Royal (two acquisitions made in second quarter 2010) for the entire 2011 period (as compared to partial in 2010), the acquisition of the Suarez and Sussman practices and internal staff hiring for expansion and infrastructure.

General and administrative expenses amounted to $325,254 and $213,672 for the three months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $111,582, primarily represents general and administrative expenses for Opa and Royal operations for the entire 2011 period (as compared to only partially incurring such costs in 2010) and the acquisition of the Suarez and Sussman practices.

Professional fees amounted to $296,063 and $173,599 for the three months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $122,464, primarily represents costs associated with the Company’s efforts to publicly list its common stock.

Interest expense amounted to $26,711 for three months ended June 30, 2012, as compared to $30,013 for the three months ended June 30, 2011, which correlates with the average outstanding debt between the periods.

Income attributable to non-controlling interest represents the minority interest share of Palm Medical Network, LLC net income.

Liquidity and Capital Resources

Capital Resources

 Our primary sources of liquidity are proceeds generated from the sale of equity and issuances of short and long-term debt.  There is no guarantee that this source of capital will be available in the future.

As of June 30, 2012, we had $50,171 of cash and cash equivalents on hand as compared to $13,097 at December 31, 2011.  Our working capital was $2,258,577 at June 30, 2012, as compared to $520,469 at December 31, 2011.

Cash Flow Information

We used cash flow in operating activities of $351,919 and $542,148 during the three months ended June 30, 2012 and 2011, respectively.  The net increase in cash flow used in operating activities during 2012 was primarily due to our realizing lower net income during 2012, as compared to 2011.

We had $291,027 and $340,947 of cash provided by financing activities as of June 30, 2012 and 2011, respectively, related to our issuances of debt and equity, net of debt repayments.   For further discussion of our borrowing activity, please see Contractual Obligations below.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements.

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

As of June 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

For the 6 month period ending June 30th 2012

Medical revenues totaled $4,558,533 for the six months ended June 30, 2012, which was a $12,671, or 0.28%, decrease over medical revenues earned during the three months ended June 30, 2011.  This decrease was primarily related to the impact of an average loss of 150 patients served by under our fixed fee service arrangements between the two periods. This impact was primarily from Q2 activity.

License fees and non-medical revenues amounted to $122,616, which includes a $33,384 discount on $150,000 fees billed, for the six months ended March 31, 2012, representing earned revenues under our PALM Medical Network agreement.  The licensing fees in 2011 involve transactions whereby doctor organizations in geographical areas we don’t serve pay a fee to license the Hygea name.

Physician and other provider expenses amounted to $2,198,833 and $3,320,186 for the six months ended June 30, 2012 and 2011, respectively, which were approximately 48.2% and 72.6% of medical revenues, respectively.  Our fixed fee operations carry a higher operating cost than do our fee for service activities and therefore when fixed fee revenues decrease, as occurred when comparing 2012 to 2011, disproportionately to fee for service revenues, our costs as a percentage of such will decrease.

Salaries and benefits totaled to $484,542 and $338,410 for the six months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $146,132, is primarily comprised of salaries related to Opa and Royal (two acquisitions made in second quarter 2010) for the entire 2011 period (as compared to partial in 2010), the acquisition of the Suarez and Sussman practices and internal staff hiring for expansion and infrastructure.

General and administrative expenses amounted to $757,264 and $508,350 for the six months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $ $248,914, primarily represents general and administrative expenses for Opa and Royal operations for the entire 2011 period (as compared to only partially incurring such costs in 2010) and the acquisition of the Suarez and Sussman practices.

Professional fees amounted to $573,002 and $346,473 for the six months ended June 30, 2012 and 2011, respectively.   The increase, amounting to $ $226,529, primarily represents costs associated with the Company’s efforts to publicly list its common stock.

Interest expense amounted to $54,855 for three months ended June 30, 2012, as compared to $57,041for the six months ended June 30, 2011, which correlates with the average outstanding debt between the periods.

Income attributable to non-controlling interest represents the minority interest share of Palm Medical Network, LLC net income.

Liquidity and Capital Resources

Capital Resources

 Our primary sources of liquidity are proceeds generated from the sale of equity and issuances of short and long-term debt.  There is no guarantee that this source of capital will be available in the future.

As of June 30, 2012, we had $50,171 of cash and cash equivalents on hand as compared to $13,097 at December 31, 2011.  Our working capital was $2,258,577 at June 30, 2012, as compared to $520,469 at December 31, 2011.

Cash Flow Information

We used cash flow in operating activities of $351,919 and $542,148 during the three months ended June 30, 2012 and 2011, respectively.  The net increase in cash flow used in operating activities during 2012 was primarily due to our realizing lower net income during 2012, as compared to 2011.

We had $291,027 and $340,947 of cash provided by financing activities as of June 30, 2012 and 2011, respectively, related to our issuances of debt and equity, net of debt repayments.   For further discussion of our borrowing activity, please see Contractual Obligations below.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements.

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

As of June 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

