Form 10-K
period 2012-12-31
Hygea Holdings Corp.
filed 2015-01-02
CIK 1469628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-174252

HYGEA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0532605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Dadeland Blvd., Suite 1500, Miami, FL	33 1 56
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	786-497-7718

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) 1 of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011):  $ 6,971,362 (based on the last price sold prior to such date of $.11 per share).

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

The “Integrated Group” is a definition of the relationship between different provider organizations we own.  The Integrated Group defines a process and is not a standalone legal entity.  The providers identified to be part of the Integrated Group practice are usually acquired though an asset purchase of the practice and a phase out of the provider’s current corporate entity and provider agreements.  The group practices are organized in “pods” of primary care physicians in a medically cohesive area.  In addition to PCP, the pods will have certain specialties and will provide ancillary services (i.e. pharmacy, therapy, diagnostic and lab) to their patient population.   We have acquired five Doctor practices in Miami-Dade and Broward Counties, Florida.   At present, we do not own any active subsidiaries that provide ancillary services.

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

Medical Risk Assessment (MRA) Specialists – We are focused on improving the quality of care for patients and achieving accurate and timely payment from our managed care plan partners for services rendered.  We have hired Foreign Healthcare Graduates to review medical records and assure that all the medical services provided by our Physicians is memorialized correctly in the patients’ chart. In addition, they correct coding errors, conduct health risk assessments based on the chart review , help to correctly identify all the issues and conditions affecting each patient, and conducting intensive medical record audits.  We believe accurate tabulations of each patient’s medical risk assessment score within each practice and within our MSO may result in increased revenue and profit margins for the Company.

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

Regional Diversification - We plan to form integrated group practices (IGP) regionally. IGP’s are organized around the matching of patient and provider demographics.  This is an approach that syncs supply and demand between provider and patient and also provides risk abatement to our investors through portfolio diversification.  We believe that this interstate expansion strategy will further expand and diversify our business model.

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

The industry in which we operate has no institutional provider organizations.  Our integrated practice model combines three distinct business verticals.  The first business vertical is the Medicare Advantage designated clinic system that only accepts Medicare Advantage patients with significant presence maintained by Leon Medical Centers (Miami Dade County), MCCI (Florida statewide), Pasteur Medical Centers (Miami Date County) and Southeastern Integrated Medical (SiMed) Centers (Ocala and Jacksonville).  The second business vertical is the commercial market and fee-for-service Medicare, which is best represented in Florida by Cleveland Clinic (Florida statewide), Mayo Clinic (Florida statewide) and Southeastern Integrated Medical (north Florida).  The third business vertical is comprised of small group practices that will take a combination of both fee-for-service and Medicare Advantage patients; these practices are usually not large enough to sustain all the components of our integrated model.  We combine all of the business verticals and see ourselves as payor-neutral, accepting clients irrespective of whether they are commercial, cash or Medicare Advantage/Medicare fee-for-service.  We do not believe ancillary service firms are in competition with us, as they do not drive or attract patients but are more of recipient of referrals from these three business verticals.  In the State of Florida, the northern part of the state is driven by a fee-for-service practice model while the southern part of the state, has a much higher incident of managed care delivery model.

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

Number of Employees

As of December 31, 2012, we had 31 employees, of which 27 were full-time employees.  We consider relations with our employees to be good.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and issuances of debt to meet the majority of our cash requirements.  During our year ended December 31, 2012 we generated $ 11,902,581in revenue, had cash on hand of $ 267,040 and a working capital surplus of $ 3,543,041 at December 31, 2012.  During the year ended December 31, 2012, we used $ 621,719 of cash in operating activities.  We may never generate positive cash flow from operations.  We estimate that we will require approximately $2.0 million to $3.0 million to carry out our business plan through the end of 2013, which will be dependent upon the number of primary care physician practices acquired during the year, if any.  Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business, respond to competitive pressures and to respond to unanticipated requirements or expenses.  If we are not able to generate significant revenues, we will not be able to maintain our operations or achieve a profitable level of operations.

We derive a substantial portion of our revenue from CarePlus Health Plans, Inc. (“CarePlus”) and if we are unable to collect our outstanding account receivables, our operations will be negatively impacted.

We derive a substantial portion of our revenue and accounts receivable from CarePlus.  Revenues earned from CarePlus amounted to $9,347,941 and $7,631,831 for the years ended December 31, 2012 and 2011, respectively.  CarePlus account receivable amounted to $ 5,209,444 as of December 31, 2012.  If we are unable to collect our outstanding account receivable with CarePlus, our operations will be negatively impacted.

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

At a minimum, we expect that we will need additional capital during 2013 if we want to pursue various growth initiatives.  Further, we may be required to make increased capital expenditures to fund any growth of operations, infrastructure, and personnel.  We may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

Our historical revenue has been concentrated with CarePlus representing approximately 82% and 82 % of our 2012 and 2011 medical revenues, respectively.  The increase in accounts receivable affects our liquidity.   If we are unable to collect the amounts due from CarePlus, our liquidity would be affected resulting in retraction of business operations or seeking additional public or private funding to offset such impact.

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

The industry in which we operate has no institutional provider organizations.  Our integrated practice model combines three distinct business verticals.  The first business vertical is the Medicare Advantage designated clinic system that only accepts Medicare Advantage patients with significant presence maintained by Leon Medical Centers (Miami Dade County), MCCI (Florida statewide), Pasteur Medical Centers (Miami Date County) and Southeastern Integrated Medical (SiMed) Centers (Tampa St Petersberg).  The second business vertical is the commercial market and fee-for-service Medicare, which is best represented in Florida by Cleveland Clinic (Florida statewide), Mayo Clinic (Florida statewide) and Southeastern Integrated Medical (north Florida).  The third business vertical is comprised of small group practices that will take a combination of both fee-for-service and Medicare Advantage patients; these practices are usually not large enough to sustain all the components of our integrated model.  We combine all of the business verticals and see ourselves as payor-neutral, accepting clients irrespective of whether they are commercial, cash or Medicare Advantage/Medicare fee-for-service.  We do not believe ancillary service firms are in competition with us as they do not drive or attract patients but are more of recipient of referrals from these three business verticals.  In the State of Florida, the northern part of the state is driven by a fee-for-service practice model while the southern part of the state, has a much higher incident of managed care delivery model.  We compete against many other companies in the specialized health services industry, most of which have considerably greater resources and abilities than we do.  These competitors may have greater marketing and sales capacity, significant goodwill, and global name recognition.

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

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock, $0.0001 par value, of which 164,322,680   shares of common stock issued and outstanding as of December 31, 2012 (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) and 10,000,000 shares of preferred stock, $0.0001 par value, of which no shares are issued and outstanding.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters .

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

Item 2.              Properties

We maintain our principal executive office at 3001 SW 3rd Ave, Miami, FL 331.  We occupy those office premises under a lease which expires in December 2013 and includes options for us, to renew the lease.

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

Item 4.              Mine Safety Disclosures

None.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

There is presently no public market for our common stock and there has never been a market for our common stock.  We anticipate applying for quotation of our common stock on the OTCQB maintained by the OTC Markets LLC, however we cannot assure you that our shares will be quoted on the OTCQB or, if quoted, that a public market will materialize. We must file our annual and quarterly reports with the Securities and Exchange Commission prior to applying to be quoted on the OTCQB.  The OTCQB securities are not quoted and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTCQB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

A market maker sponsoring a company's securities is required to obtain a quotation of the securities on any of the public trading markets, including the OTCQB.  If we are unable to obtain a market maker for our securities, we will be unable to develop a trading market for our common stock.  We may be unable to locate a market maker that will agree to sponsor our securities. Even if we do locate a market maker, there is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for quotation on the OTCQB.

As of December 31, 2012 , we had 164,322,680 shares of common stock outstanding (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012) and approximately 179 record stockholders.

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

Equity Compensation Plan Information

As of December 31, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

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

Sales under Rule 144 are also subject to manner-of-sale provisions, notice requirements and the availability of current public information about an issuer.  In order to effect a Rule 144 sale of common stock, the transfer agent requires an opinion from legal counsel.  Further, the six month holding period is applicable only to issuers who have been subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for at least 90 days.  As of June 5, 2012, no shares of our common stock are available for sale under Rule 144. On October 13, 2012, approximately 164 million shares will be available for resale under Rule 144.

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

As we are a former shell company, our shareholders will be entitled to resell their shares of common stock utilizing Rule 144 subject to certain limitations. Specifically, shareholders will not be entitled to utilize Rule 144 until one year after the filing of the Form 10 information on a Form 8-K Current Report, which was October 13, 2012. Further, in order for shareholders to utilize Rule 144, the Company must remain current in its filings under the Securities Exchange Act of 1934, as amended.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes are included in Item 8.   Financial Statements and Supplementary Data .  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Please see the explanatory note concerning “Forward-Looking Statements” found in Item 1 Business ..  Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in Item 1A. Risk Factors .  The operating results for the periods presented herein were not significantly affected by inflation.

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

	2012 Revenue		2011 Revenue
HMO	$	% (a)	$	% (a)

CarePlus	$9,347,14131	99.36%	$7,641,144	99.87%
Preferred Care Partners	59,805	0.64%	10,080	0.13%

Total	$9,406,946	100%	$7,651,224	100%

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011

Medical revenues
Fixed fee arrangements	$9,406,946	$7,662,008
Fee for service arrangements	2,012,671	1,665,384
Total medical revenues	11,419,617	9,327,392

License fees and non-medical revenues	482,964	100,000
Total revenues	11,902,581	9,427,392

Healthcare expenses
Physician and other provider expenses	6,868,274	5,797,462

Gross profit	5,034,307	3,629,930

Operating Expenses
Salaries and benefits	881,691	469,882
General and administrative	1,487,061	1,044,262
Medical risk adjustment reserve	1,095,677	-
Professional fees	901,294	1,173,688

Total Operating Expenses	4,365,723	2,687,832

Net operating income	668,554	942,098

Other income (expenses)
Gain on acquisition	-	7,660
Interest expense	(144,085)	(163,340)
Other	(65,653)	(61,115)
Total other income (expenses)	(209,738)	(216,795)

Net income before income taxes and non-controlling interest	458,816	725,303

Income tax benefit (expense)	(173,711	(165,912)

Income attributable to non-controlling interest	(177,250)	(167,516)

Net income	$107,885	$391,875

Medical revenues totaled $11,419,617 for the year ended December 31, 2012, which was a $ 2,092,225, or 018%, increase over medical revenues earned during 2011.  This increase was primarily related to the contribution from the OPA , Suarez the Sussman practices. License fees and non-medical revenues amounted to $482,964 for the year ended December 31, 2012.   We realized $482,864 from licensing fees. Licensing fees involve transactions whereby doctor organizations in geographical areas we don’t serve pay a fee to license the Hygea name.

Physician and other provider expenses amounted to $6,868,274 and $5,797,462 for the years ended December 31, 2012 and 2011, respectively, which were approximately 60.1% and 62.2% of medical revenues, respectively.  Our fixed fee operations carry a higher operating cost than do our fee for service activities and therefore when fixed fee revenues decrease, as occurred when comparing 2012 to 2011, disproportionately to fee for service revenues, our costs as a percentage of such will decrease.

Salaries and benefits totaled to $881,691 and $469,882 for the years ended December 31, 2012 and 2011, respectively.   The increase, amounting to $411,809, is primarily comprised of salaries related to acquisition of the Suarez and Sussman practices and internal staff hiring for expansion and public offering.

General and administrative expenses amounted to $1,487,091 and $1,044,262 for the years ended December 31, 2012 and 2011, respectively.   The increase, amounting to $442,829, primarily represents general and administrative expenses and the acquisition of the Suarez and Sussman practices.

Professional fees amounted to $901,294 and $1,173,688 for the years ended December 31, 2012 and 2011, respectively.   The decrease, amounting to $272,394 is due primarily to the fact that the Company made no acquisitions in 2012.

Interest expense amounted to 144,085as compared to $163,340 for year ended December 31, 2011. which correlates with the average outstanding debt between the periods.

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

As of December 31, 2012, we had $267,040 of cash and cash equivalents on hand as compared to $13,097 at December 31, 2011.  Our working capital was $3,569,867 at December 31, 2012, as compared to $520,469 at December 31, 2011.

Cash Flow Information

We used cash flow in operating activities of $621,688 and $1,492,815 during the years ended December 31, 2012 and 2011, respectively.  The net increase in cash flow used in operating activities during 2011 was primarily due to our realizing lower net income during 2012, as compared to 2011.

We used $ 55,180 of cash in investing activities during 2011, in acquiring miscellaneous equipment and our acquisitions of the Suarez and Sussman practices, net of cash acquired.  We used $ 160,157 of cash in investing activities during 2011.

We had $820,481 and $1,439,138 of cash provided by financing activities during the years ended December 31, 2012 and 2011, respectively, related to our issuances of debt and equity, net of debt repayments.   For further discussion of our borrowing activity, please see Contractual Obligations below.

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

During the third quarter of 2011we entered into two note payable agreements.   The first note payable agreement provides for borrowings totaling $125,000 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but subsequent to December 31, 2011 was extended to March 5, 2013.    As of December 31, 2011 we had borrowed $125,000 under this arrangement.  The second note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 14.0% per annum.   Borrowings are due on June 30, 2012.  As of December 31, 2011, we had borrowed $204,700 under this arrangement. USE language already approved in the Qs

During 2011, we entered into a loan agreement with a company controlled by the Chairman of its Board of Directors.  The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum.    As of December 31, 2012, we had borrowed $275,000 under this arrangement, originally due on January 1, 2012, but subsequent to December 31, 2011 was extended to December 31, 2013.

At December 31, 2012, we had borrowed a total of $ 369,940 from the Company’s Chief Executive Officer, or from individuals related to the Company’s Chief Executive Officer or entities under his control, for working capital purposes.  These advances are unsecured and have no maturity.  Interest is accrued on these advances at 4.0% per annum.

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

Payments under both the Company’s risk contracts and non-risk contracts (for both Medicare Advantage program as well as Medicaid) are subject to revision based upon premium adjustments, historical patient enrollment data and final settlements.  Such revision and final payments are settled over a period ranging from 18 to 24 months after the contractual period.  Preliminary data provided in fiscal year 2012, with respect to the Company’s 2011 activity does not indicate a material variance to expected, and accrued, results.  However, these amounts will not be fully resolved until fiscal year 2013.  Should there be variances to amounts reported, each 1% adjustment to our estimated recoverable amounts will increase or decrease our revenue by approximately $39,000.

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

Cash and Cash Equivalents

For purposes of the Company's consolidated Statement of Cash Flows, the Company considers as cash equivalents all time deposits and highly liquid investments with a maturity of three months or less, when purchased.

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

At December 31, 2012, the Company had a net receivable from CarePlus of $5,294,444 .  This net receivable is comprised of estimated risk adjustments due the Company of $3,886,784 .  As noted previously, the risk adjustments are settled 18 to 24 months after the date of service.  The Company received gross reimbursements of 1,104,000$ in August 2013 and expects to receive approximately $1,750,000 in August, net of any amounts advanced by CarePlus. Therefore, based on amounts advanced through December 31, 2012, $500,000 were deducted from the payment from CarePlus in 2013, resulting in a net payment approximating $1,104,000.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

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

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Hygea Holdings Corporation.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Hygea Holdings Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hygea Holdings Corporation as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

December 3, 2013

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$267,040	$13,097
Accounts receivable	5,925,957	4,666,742
Prepaid and other current assets	-	107,249
Note receivable - related party - current	60,000	60,000
Total current assets	6,252,997	4,847,088

Property and equipment, net	230,451	292,444

Goodwill	1,159,900	1,159,900
Intangible assets, net	1,938,781	2,200,364
Note receivable - related party	212,223	282,368
Other assets	4,200	166,891
Total assets	$9,798,552	$8,949,055

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$450,241	$790,826
Convertible notes payable - current	95,769	1,431,018
Notes payable	664,700	264,700
Notes payable - related parties	636,840	805,627
Deferred revenue - current	-	100,000
Common stock to be issued	566,667	850,000
Taxes payable	268,913	84,448
Total current liabilities	2,683,130	4,326,619

Convertible notes payable	-	332,000
Notes Payable	607,500	125,000
Total liabilities	3,290,630	4,783,619

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock - 10,000,000 shares of $.0001 par value, no shares issued and outstanding	-	-
Common stock - 250,000,000 shares of $.0001 par value, 164,322,680 and 148,295,243 shares issued and outstanding, respectively	16,433	14,830
Additional paid-in capital	3,767,327	1,711,579
Non-controlling interest	2,427,426	2,250,176
Retained earnings	296,736	188,851
Total Stockholders’ equity	6,507,922	4,165,436
Total liabilities and Stockholders’ equity	$9,798,552	$8,949,055

The accompanying notes are an integral part of these audited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

Medical revenues
Fixed fee arrangements	$9,406,946	$7,662,008
Fee for service arrangements	2,012,671	1,665,384
Total medical revenues	11,419,617	9,327,392

License fees and non-medical revenues	482,964	100,000
Total revenues	11,902,581	9,427,392

Healthcare expenses
Physician and other provider expenses	6,868,274	5,797,462

Gross profit	5,034,307	3,629,930

Administrative and other operating expenses
Salaries and benefits	881,691	469,882
General and administrative	1,487,061	1,044,262
Medical risk adjustment reserve	1,095,677	-
Professional fees	901,294	1,173,688

Total administrative and other operating expenses	4,365,723	2,687,832

Net operating income	668,584	942,098

Other income (expenses)
Gain on acquisition	-	7,660
Interest expense	(144,085)	(163,340)
Other	(65,653)	(61,115)
Total other income (expenses)	(209,738)	(216,795)

Net income before income taxes and non-controlling interest	458,846	725,303

Income tax benefit (expense)	(173,711)	(165,912)

Income attributable to non-controlling interest	(177,250)	(167,516)

Net income	$107,885	$391,875

Earnings per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	164,322,680	148,295,243
Diluted	164,322,680	162,452,779

The accompanying notes are an integral part of these audited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred stock		Common stock		Paid-in	Subscription	Non-controlling	Retained earnings	Total
	Shares	Amount	Shares	Amount	capital	receivable	interest	(deficit)	equity

Balance, December 31, 2010	-	$-	148,295,243	$14,830	$1,711,579	$(305,000)	$2,082,660	$(203,024)	$3,301,045

Receipt of subscription receivable	-	-	-	-	-	305,000	-	-	305,000

Net income	-	-	-	-	-	-	167,516	391,875	559,391

Balance, December 31, 2011	-	-	148,295,243	14,830	1,711,579	-	2,250,176	188,851	4,165,436

Issuance of common shares upon conversion of convertible debt	-	-	16,027,437	1,603	2,055,748	-	-	-	2,057,351

Net income	-	-	-	-	-	-	177,250	107,885	285,135

Balance, December 31, 2012	-	$-	164,322,680	$16,433	$3,767,327	$-	$2,427,426	$296,736	$6,507,922

The accompanying notes are an integral part of these audited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$107,885	$391,875
Non-controlling interest	177,250	167,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,988	53,172
Amortization	261,584	142,874
Medical risk adjustment reserve	933,488	-
Changes in operating assets and liabilities:
Accounts receivable	(2,192,703)	(2,420,855)
Deferred taxes	-	78,271
Prepaid expenses and other assets	269,941	(269,940)
Accounts payable and accrued liabilities	(340,585)	379,824
Deferred revenue	(100,000)	(100,000)
Taxes payable	184,464	84,448
Net cash used in operating activities	(621,688)	(1,492,815)

Cash flows from investing activities:
Capital expenditures	(14,995)	(105,389)
Proceeds from related party loans receivable	70,145	-
Acquisitions, net of cash acquired	-	(54,768)
Net cash used in investing activities	55,150	(160,157)

Cash flows from financing activities:
Borrowings from stockholders and related parties	151,681	512,438
Proceeds from issuance of loans payable	610,300	721,700
Repayment of loans payable	-	(100,000)
Proceeds from issuance of stock	58,500	305,000
Net cash provided by financing activities	820,481	1,439,138

Net increase (decrease) in cash and cash equivalents	253,943	(213,834)
Cash and cash equivalents, beginning of period	13,097	226,931
Cash and cash equivalents, end of period	$267,040	$13,097

Supplemental cash flow information:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Hygea Holdings Corp., formerly Piper Acquisition II, Inc. ("the Company" or "Holdings") is a Nevada corporation formed on August 26, 2008, as Piper Acquisition II, Inc. The Company changed its name to "Hygea Holdings Corp." on May 16, 2011.

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health Holdings, Inc., a Florida corporation ("Hygea Health"), in exchange for the issuance of 135,519,339 shares of the Company's Common Stock. The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting. A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health's securities for our net monetary assets, accompanied by a recapitalization. Hygea Health is the surviving and continuing entity and the historical financials following the reverse acquisition transaction are those of Hygea Health. Hygea Health's historical equity has been retroactively restated to reflect the reverse acquisition as if it had occurred on January 1, 2010. As of the date of the merger, the Company's authorized capital consisted of 10,000,000 shares of Preferred Stock, $0.0001 par value, and 250,000,000 shares of Common Stock, S0.0001 par value. The financial statements of the Company, as of December 31, 2010, were not significant; therefore, no pro forma financial information thereof is included in these notes to the Company's consolidated financial statements.

As a result of the acquisition, the Company is the sole shareholder of Hygea Health. Hygea Health has two principal areas of operations. The first is a network of multidisciplinary integrated medical group practices ("Integrated Group") with a primary care physician ("PCP") focus. The Integrated Group owns a series of subsidiaries that provide industry related services and which support the integrated group practice business model. Hygea Health owns Palm Medical Network LLC ("Palm Medical Network"), an independent physician network. Under Palm Medical Network, the Company has a series of medical service organizations ("MSOs") that have entered "at risk" contracts with Medicare Advantage Health Maintenance Organizations ("HMOs") throughout Florida.

2.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany amounts have been eliminated in consolidation. Our financial statements consolidate all of our affiliates - entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity we first evaluate if we are required to apply the variable interest entity ("VIE") model to the entity, otherwise the entity is evaluated under the voting interest model.

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

Non-controlling interests relate to the third party ownership in a consolidated entity in which the Company has a controlling interest. For financial reporting purposes, the entity's assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company's consolidated financial statements within the equity section of the consolidated Balance Sheets.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

Use of Estimates

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company's operating environment changes. Significant estimates and assumptions are used for, but not limited to accounts receivable, revenues, goodwill, intangible assets, income taxes, and contingent liabilities. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

Revenues

The Company provides coordination and facilitation of medical services; transaction processing; customer, consumer and care professional services; and access to contracted networks of physicians, hospitals and other health care professionals under both risk-based and fee-based (non-risk) customer arrangements. Revenues derived from risk-based health insurance arrangements in which the premium is typically at a fixed rate per individual served for a one-year period, and where the Company assumes the economic risk of funding its customers' health care and related administrative costs are presented as fixed fee arrangements in the consolidated statements of operations. Revenues derived from fee-based customer arrangements are presented as fee for service arrangements in the consolidated statements of operations. The Company recognizes medical revenues on the accrual basis in the period in which eligible individuals are entitled to receive health care benefits.

The Centers for Medicare and Medicaid Services (CMS) deploy a risk adjustment model that apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and health care providers collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. Risk adjustment data for certain of the Company's plans is subject to audit by regulators.

Payments under both the Company's risk contracts and non-risk contracts (for both Medicare Advantage program as well as Medicaid) are subject to revision based upon premium adjustments, historical patient enrollment data and final settlements. Such revision and final payments are settled over a period ranging from 18 to 24 months after the contractual period. Preliminary data provided in fiscal year 2012, with respect to the Company's 2011 activity does not indicate a material variance to expected, and accrued, results. However, these amounts will not be fully resolved until fiscal years 2013 and 2014. Should there be variances to amounts reported, each 1% adjustment to our estimated recoverable amounts will increase or decrease our revenue by $41,000. Data provided in fiscal year 2013, with respect to the Company's 2010 activity was adjusted to reflect the decrease in amounts deemed doubtful. Bad debts provided for during 2012 approximated $1,095,677 and additional revenue adjustment of $500,000 related to the resolution of 2010 revisions in 2013.

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

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, LNC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

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

Health Maintenance Organization Contracts

The Company's Health Maintenance Organization ("HMO") contracts have various expiration dates ranging from one to three years with automatic renewal terms. Upon negotiation of any of the HMO contracts, the expiration dates may be extended beyond the automatic renewal terms.

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

Reinsurance (Stop-Loss Insurance)

Reinsurance premiums are reported as a health care cost and are included in physician and other provider expenses in the consolidated statements of operations. Reinsurance recoveries are reported as a reduction of physician and other provider expenses in the consolidated statement of operations.

Reinsurance coverage is purchased from CarePlus Health Plans, Inc. ("CarePlus") under our administrative service contract with this provider to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums and benefit expenses related to these stop loss insurance contracts as expenses and revenues received from the provider as patient fees in the statement of operations. Management is of the opinion that the inclusion of stop loss insurance as revenues provided a better presentation in light of the existing reporting model of revenues under the At-Risk Administrative Service Contracts with HMO's.

The nature of our reinsurance or stop loss is to limit the benefits paid under one patient to $30,000 per year. Physicians under capitation arrangements typically have stop loss coverage so that a physician's financial risk for any single member is limited to a maximum amount on an annual basis. We monitor the financial performance and solvency of our capitates providers. However, we remain financially responsible for health care services to our members in the event our providers fail to provide such services. Stop loss limits were increased to $35,000 in 2013.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

Recoveries that are recognized in the statements of operations approximate $837,946 and $585,813 for the years ended December 31, 2012 and 2011, respectively. There is no recoverable amount recognized in the Company's consolidated Balance Sheets from an accrual of recoveries under stop loss policies at either December 31, 2012 or December 31, 2011.

Cash and Cash Equivalents

For purposes of the Company's consolidated Statement of Cash Flows, the Company considers as cash equivalents all time deposits and highly liquid investments with a maturity of three months or less, when purchased.

Accounts Receivable

The Company's accounts receivable are derived primarily from its risk-based health insurance arrangements (fixed fee arrangements) in which the premium is typically at a fixed rate per individual served for a one-year period. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS. The reimbursement timing can span from 18 to 24 months which is attributable to the customary (and industry standard) timetable in Medicare reimbursement for pass through from HMO risk contractors. However, given the Company's historical reimbursement activity and the changes in the mix of patients during 2012, the Company believes it to have a material risk of collection of some of these amounts and therefore has recorded a reserve for such risk approximating $441,696. The Company's accounts receivable also include reimbursements amount due from health insurance companies for services performed for insured patients under our fee for service program. These amounts are set by contract and the Company does not believe there to be a material risk of uncollectibility of these amounts due to its historical collection experience and financial strength of its counterparties.

At December 31, 2012, the Company had a net receivable from CarePlus of $5,294,444. This net receivable is comprised of estimated risk adjustments due the Company of $3,886,784. As noted previously, the risk adjustments are settled 18 to 24 months after the date of service. The Company received gross reimbursements of approximately $1,104,000 in August 2013 and expects to receive approximately $1,750,000 in August 2014, net of any amounts advanced by CarePlus. Therefore, based on amounts advanced through December 31, 2012, $500,000 were deducted from the payment from CarePlus in 2013, resulting in a net payment approximating $1,104,000.

The Company evaluates the creditworthiness of CarePlus through periodic review of the financial statements of its parent, Humana, Inc. Humana is one of the nation's largest publicly traded health and supplemental benefits companies, based on its 2011 revenues of approximately $36.8 billion.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the underlying assets' useful lives or the term of the lease, whichever is shorter. Repairs and maintenance costs are expensed as incurred. Improvements and replacements are capitalized.

Intangible Assets

Finite lived intangible assets are acquired in a business combination and are assets that represent future expected benefits but lack physical substance. Intangible assets are amortized over their expected useful lives and are subject to impairment tests when events or circumstances indicate that a finite lived intangible assets (or asset group's) carrying value may exceed its estimated fair value. If the carrying value exceeds its estimated fair value, an adjustment for impairment would be recorded.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

The Company calculates the estimated fair value of finite lived intangible assets using undiscounted cash flows that are expected to result from the use of the intangible asset or group of assets. The Company considers many factors, including estimated future utility to estimate cash flows.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. To determine whether goodwill is impaired, the Company performs a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, the Company would proceed to step two of the test. In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit. The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit's assets and liabilities. If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete. If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

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

The Company completed its annual assessment of goodwill as of December 31, 2012, and determined that no impairment existed as of that date. Although the Company believes that the financial projections used are reasonable and appropriate for all of its reporting units, there is uncertainty inherent in those projections. That uncertainty is increased by potential health care reforms, as any passed legislation may significantly change the forecasts and long-term growth rate assumptions for some or all of its reporting units.

Fair Value of Financial Instruments

The Company's financial instruments consist mainly of cash and cash equivalents, certificates of deposit, amount due from HMOs and accounts payable and accrued expenses. The carrying amount of these items approximate fair value due to their short-term nature.

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

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be anti-dilutive.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

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

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

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

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2012	2011
Medical equipment	$233,686	$290,227
Furniture and office equipment	159,059	87,522
Computers and software	46,397	46,397
Less accumulated depreciation	(208,691)	(131,702)
	$230,451	$292,444

4.	Acquisitions

Opa-Locka Pain Management Corporation

On May 1, 2010, Hygea of Miami Dade, LLC, a wholly owned subsidiary of the Company, entered into a contribution agreement with Opa-Locka Pain Management Corporation ("OPA"), a Florida corporation and an independent duly licensed medical doctor. In the transaction, the Company acquired a 100% interest in OPA's common stock for $1.00 per share or $100, and simultaneously issued 1,354,577 shares of the Company's Common Stock as purchase consideration, and further entered into a four year non-competition agreement with OPA and the independent medical doctor with applicable restrictive covenants.

At the time of acquisition the assets and liabilities contributed by OPA amounted to:

Cash and cash equivalents	$7,177
Accounts receivable	32,640
Property and equipment	14,517
Covenant not to compete	165,466
Deposits	4,200
Due to related party	(24,000)
Net assets acquired	$200,000

The total purchase consideration was determined to be $123,781 based on the fair value of the common stock issued. The Company recorded a gain on acquisition of $76,219 related to this transaction for the year-ended December 31, 2010, as net assets acquired were $200,000. The acquisition of Opa-Locka was in alignment with the Company's strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions.

Royal Palm Beach Medical Group

On March 1, 2010, the Company entered into an agreement, with two shareholders within the Company, to purchase 100% of the membership interest of Royal Palm Beach Medical Group, LLC ("Royal Palm"), a Florida limited liability company. The acquisition price paid by the Company amounted to $142,000, which equals the amount of cash paid and approximated the fair value of net assets acquired, which included primarily accounts receivable.

The acquisition of Royal Palm was in alignment with the Company's strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION n, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions (Continued)

Hvgea Health Reverse Acquisition

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of common stock. The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting. A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company's net monetary assets, accompanied by a recapitalization. Accordingly, the transaction has been reflected as Hygea Health having issued a total of 12,775,904 shares of common stock to the Company's shareholders.

At the time of acquisition, the assets and liabilities contributed by the Company amounted to:

Cash and cash equivalents	$182,002
Accounts receivable	10,000
Note receivable from Hygea Health	570,381
Accrued interest on Hygea Health note	27,274
Goodwill	709,900
Convertible notes	(1,431,018)
Recapitalization due to reverse merger	(67,261)
Net asssets acquired	$1,278

Sussman and Staller MP. PA. Inc.

On December 1, 2011, the Company entered into an asset and stock purchase agreement with Sussman and Staller MD, PA, Inc. ("Sussman"), a Florida professional services corporation, and Howard Sussman, MD and Sheldon Staller, MD, together who owned all of the voting shares of Sussman. In the transaction, the Company acquired 100% of the assets of Sussman and a three-year option to acquire 100% of the voting shares of Sussman, in exchange for the assumption of certain liabilities, a $50,000 cash payment at closing, $ 50,000 to be paid 2 months after closing and shares of the Company's Common Stock having a value of $850,000. As of December 31, 2012, the Company had not issued the shares of its Common Stock. In addition the sellers entered into a non-competition agreement with the Company, for a period of two years beginning upon their termination from the Company.

Cash and cash equivalents	$11,466
Accounts receivable	129,591
Property and equipment	71,201
Payor contracts	456,000
Covenant not to compete	380,000
Patient records	61,000
Goodwill	20,000
Accounts payable	(39,258)
Net assets acquired	$1,090,000

The total purchase consideration was determined to be $ 1,090,000 based on the cash and the fair value of the common stock issued. The acquisition of Sussman is in alignment with the Company's strategic plans and contributes to the continued expansion into healthcare markets through membership and practice acquisitions. During the year ended December 31,2011, the Company recognized total revenue, from December 1, 2011, the date of acquisition, to December 31, 2011, of $ 153,972 and income before income taxes of $62,210.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLDDATED FINANCIAL STATEMENTS

5.	Disposals

Hvgea of Palm Beach. LLC

On February 1, 2010, Hygea Health Network, Inc. ("HHN"), as controlling shareholder of Hygea of Palm Beach, LLC. ("HPB"), sold 100% of the membership interest in HPB to two shareholders of the Company. Consideration received for the sale amounted to recovery of 100,000 shares of HHN and plaintiff participation in outstanding legal matters. There was no gain or loss recognized with this sale as the Company's investment was immaterial.

Hvgea Health Network. Inc.

On April 30, 2010, the Company sold 100% of the outstanding common stock of Hygea Health Network, Inc. (HHN) to an unrelated party for total consideration of $10. The amount of assets and liabilities sold was negligible as this transaction constitutes the sale of a non-operating entity.

Roval Palm Beach Medical Group

On April 30, 2011, the Company entered into an agreement to sell 100% of the membership interest of Royal Palm. The Company received no proceeds on the sale and recognized a loss of $61,115 approximated the fair value of net assets disposed, consisting of primarily accounts receivable.

Cyfluent

In 2008 the Company acquired 30% interest in an electronic medical records and practice software company for total consideration of $342,368. This investment was recognized using the cost method as the Company was unable to assert significant influence due to the fact that the remaining 70% ownership rests with one non-related entity. On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company's Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company. The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017.

6.	Goodwill

In September 2007, the Company organized Palm Medical Network, LLC to acquire substantially all of the assets and business of Palm Medical Group, Inc. ("PMG"), a Florida not-for-profit corporation. The purchase was accounted for by the purchase method, whereby the acquired net assets were recorded by the Company at their fair market value. The excess of the purchase price over the fair value of the net assets acquired in the transaction has been recorded as goodwill. The Company owns 80% of PMG and therefore consolidates it's results within the Company's consolidated financial statements. The income attributable to the 20% not-owned by the Company is reported as income attributable to non-controlling interest in the Company's consolidated Statement of Operations.

Effective December 31, 2010, the Company acquired all of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of the Company's Common Stock. The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting. A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company's net monetary assets, accompanied by a recapitalization. The excess of the purchase price over the fair value of assets acquired in the transaction has been recorded as goodwill.

The Company's evaluation of goodwill for the years 2012 and 2011 indicated no impairment.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

	As of December 31,
	2012	2011
Credentialed provider network	$1,502,000	$1,502,000
Covenants not to compete	466,986	545,466
Payor contracts	463,660	463,660
Trade name	124,000	124,000
Patient records	61,000	61,000
Total Intangible Assets	2,617,646	2,696,126
Less accumulated depreciation	(678,865)	(495,762)
Intangible Assets - Net	$1,938,781	$2,200,364

Credentialed Provider Network

The Company recorded an intangible asset related to a credentialed provider network when it acquired PMG. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired provider base over this period. Amortization expense recorded during the years ended December 31, 2012, and 2011, was $93,875.

Covenants Not to Compete

The Company paid for a covenant not-to-compete as part of its acquisition of OPA totaling $165,466. The value of this asset is being amortized over four years, the effective life of the restrictive covenant. Amortization expense recorded during the year ended December 31, 2012 was $45,387. Amortization expense recorded during the year ended December 31, 2011, was nominal.

The Company paid for a covenant not-to-compete as part of its acquisition of Sussman totaling $368,100. The value of this asset is being amortized over seven years, the Company's estimate of the life of the restrictive covenant. Amortization expense recorded during the year ended December 31, 2012 approximated $40,103. Amortization expense recorded during the year ended December 31, 2011, was nominal.

Payor Contracts

The Company recorded an intangible asset related to payor contracts, fixed fee agreements with five insurance carriers and fee-for service agreements with numerous additional payors, when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its acquired carrier base over this period. Amortization expense recorded during the year ended December 31, 2012 approximated $8,670. Amortization expense recorded during the year ended December 31, 2011, was nominal.

The Company also has an intangible asset of $7,660 associated with its consolidated VIE. See Note 8.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets (Continued)

Trade Name

The Company recorded an asset related to a trade name when it acquired PMG. This asset is being amortized over its estimated useful life, approximately 16 years. Amortization expense recorded during the years ended December 31, 2012, and 2011, was $7,750.

Patient Records

The Company recorded an intangible asset related to patient records when it acquired Sussman. The asset is being amortized over its estimated useful life, approximately 16 years, as the Company does not expect to have material levels of turnover in its patient base over this period. Amortization expense recorded during the year ended December 31, 2012 approximated $3,812. Amortization expense recorded during the year ended December 31, 2011, was nominal.

Impairment Analysis

Each of the above "identifiable" definite-lived intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360," Property, Plant, and Equipment ," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During the year ended December 31, 2012, the Company did not experience any event of change in circumstance that would indicate that the carrying amount may not be recoverable.

8.	Variable Interest Entity

In January 2011, the Company entered into a Management Agreement ("Management Agreement") with Jose David Suarez, PA a Florida Professional Association (the "PA" or the "Practice") and Dr. Jose David Suarez, ("Suarez", "Shareholder" or "Owner" of the Practice) whereby the Company was engaged to implement, operate and manage the Practice, or delegate implementation, operation and management of the Practice to one or more third parties (except where expressly provided otherwise, hereinafter in compliance with all applicable federal and State laws and regulations. The Company has assumed the risk of all profitability or losses of the Practice. In consideration for entering into the Management Agreement, the Company issued 430,782 shares of its Common Stock to Suarez.

The Company has determined that the Management Agreement is a Variable Interest Entity ("VIE") in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation". In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company's decision-making role, if any, in those activities that significantly determine the entity's economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity's future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity's design, including: the entity's capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company's economic interests is a matter that requires the exercise of professional judgment.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Variable Interest Entity (Continued)

The table below summarizes the assets associated with the Practice described above. The practice had no liabilities at December 31, 2011.

Cash	7,171
Accounts receivable	73,451
Property and equipment, net	10,944
Payor contract	7,660

Total revenues from the Practice were $495,337 in 2012. Related expenses consisted primarily of salaries and benefits of $302,243, general and administrative expenses of $174,964 and professional fees of $81,345. Total revenues from the Practice were $659,502 in 2011. Related expenses consisted primarily of salaries and benefits of $231,693, general and administrative expenses of $265,989 and professional fees of $70,255.

9.	Line of Credit

During 2009, HHN entered into a line of credit agreement for borrowings of up to $100,000 bearing interest at a rate of 3.09%. Interest on the outstanding principal balance is due monthly with principal due at maturity on September 9, 2011. The loan was secured by a $100,000 certificate of deposit owned by one of the shareholders of the Company. The outstanding balance of this line of credit amounted to$100,000 as of December 31, 2010, which was repaid during 2011.

10.	Convertible Notes Payable

In connection with the reverse acquisition by the Company, Hygea Health assumed $1,431,018 of convertible notes payable, and accrued interest on the notes of $67,261. Total principal outstanding of $564,995 of these convertible notes bear interest at 10% per annum and matured on March 31, 2012, as amended. The remaining $866,023 of principal amount outstanding bear interest at 5% per annum and mature on various dates between June and November 2012. The convertible notes were converted into shares of the Company's Common Stock on the basis of one share of Common Stock for every $0.11 of principal amount outstanding. The $1,431,018 of total principal amount outstanding was therefore converted into approximately 13,009,255 shares of Common Stock. The conversion price of these notes was arbitrarily determined. There is no relationship between the conversion price and the Company's assets, book value, net worth, or any other economic or recognized criteria of value and this price does not necessarily accurately reflect the actual value of the Common Stock or the price that may be realized upon disposition of the shares of Common Stock.

In 2011, the Company issued an additional $332,000 of principal of 5% convertible promissory notes. These convertible notes bear interest at 5% per annum and mature on various dates between July and December 2013. The convertible notes are convertible into shares of the Company's Common Stock on the basis of one share of common stock for every $0.11 of principal amount outstanding. The $108,356 of total principal amount outstanding is therefore convertible into approximately 985,055 shares of the Company's Common Stock.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Notes Payable

During 2012 and 2011, the Company entered into the following unsecured notes payable:

The first note payable was for a borrowing of $60,000, interest bearing at 12% per annum and due on December 31, 2011. This note was paid in full during 2014.

The third note payable agreement provides for maximum borrowings of $300,000 with interest accruing at 8.0% per annum. Borrowings are due on June 30, 2014. As of December 31, 2012 and 2011, the Company had borrowed $204,700 under this arrangement.

In 2012, the Company issued an additional $200,000 of principal of 8% promissory notes. These notes bear interest at 8% per annum and mature on various dates through July 2014.

In 2012, the Company issued an additional $200,000 of principal of 25% promissory notes. These notes bear interest at 25% per annum and mature on various dates through December 2013.

The second payable agreement provided for borrowings totaling $607,500 with interest accruing at 13.9% per annum and had an original maturity of February 1, 2012, but subsequent to December 31, 2011 was extended to March 5, 2014. As of December 31, 2012 and 2011, the Company had borrowed $607,500 and $125,000 under this arrangement.

12.	Notes Payable - Related Parties

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors. The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum. As of December 31, 2012 and 2011, the Company had borrowed $275,000 and $255,000 under this arrangement, due on September 30, 2013.

At December 31, 2012 and 2011, the Company had borrowed a total of $369,940 and $545,627, respectively, from the Company's Chief Executive Officer, or from individuals related to the Company's Chief Executive Officer or entities under his control for working capital purposes. These advances are unsecured and have no maturity. Interest is accrued on these advances at 4.0% per annum.

13.	Deferred Revenue

In July 2009 PMN entered into a $300,000 deferred revenue agreement with CarePlus. The deferred revenue agreement is earned by the Company if the network agreement, signed by both parties, remained in effect without termination continuously through June 30, 2012. As part of the deferred revenue agreement, $100,000 is earned each June 30, subject to enrollment levels within the CarePlus.

14.	Income Taxes

The Company's net income before income taxes and non-controlling interest totaled $1,000,646 and $725,303 for the years ended December 31, 2012 and 2011, respectively. The total provision for income taxes consisted of the following:

	For the Year Ended December 31,
	2012	2011
Current taxes
Federal	150,761	$217,855
State	22,950	26,328
Deferred taxes
Federal	-	-
State	-	-
Change in valuation allowance	-	(78,271)
Total	$173,711	$165,912

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no deferred income taxes for the year ended December 31, 2012 and 2011.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes (Continued)

At December 31, 2012 and 2011, the Company had no unutilized net operating loss carryforward. A reconciliation of the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2011, and 2010 is as follows:

	For the Year Ended December 31,
	2012	2011
Net income before income taxes and non-controlling interest	$458,846	$725,303
Income Tax Expense at U.S. statutory rate (34%)	173,711	246,603
State income taxes, net of deferred benefit	22,895	26,328
Amortization of tax goodwill and accelerated depreciation		(28,748)
Change in valuation allowance	-	(78,271)
	$200,537	$165,912

15.	Stockholders’ Equity

The Company has 250,000,000 shares of common stock, 0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value authorized. As of December 31, 2011, the Company had 148,295,243 shares of common stock outstanding and no shares of preferred stock outstanding. Hygea Health had 400,000 shares of preferred stock outstanding at the date of acquisition by the Company, which were converted into shares of the Company's Common Stock concurrently with the acquisition by the Company.

All share prices of issuances were arbitrarily determined as the Company was private and closely held by related parties. There is no relationship between the issuance prices and the Company's assets, book value, net worth, or any other economic or recognized criteria of value and these prices do not necessarily accurately reflect the actual value of the Company's Common Stock or the price that may be realized upon disposition of shares of the Company's Common Stock.

During 2010, Hygea Health issued 100,000 shares of preferred stock for total consideration of $100,000. As a result of the reverse acquisition entered into with the Company, these shares have been retroactively restated and reflected as the issuance of 4,706,506 shares of the Company's Common Stock as of the date first issued.

During 2010, the Company issued 1,354,577 shares of Common Stock as purchase price consideration for the acquisition of OPA. The fair value of the shares was determined to be $123,781 as of the date of purchase, based on an independent third-party purchase price valuation.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FLNANCIAL STATEMENTS

15.	Stockholders’ Equity - continued

During 2010, the Company issued 27,508,340 shares of Common Stock for total consideration of $513,850. As of December 31, 2010, the Company had recorded a balance due from shareholders of $305,000 related to this issuance, which had been recorded as a contra-equity balance within the consolidated Statements of Equity. This amount was received during the year ended December 31,2011.

Effective December 31, 2010, the Company acquired 99.9% of the outstanding common shares of Hygea Health, in exchange for the issuance of 135,519,339 shares of common stock. The exchange of shares between the Company and Hygea Health was accounted for as a reverse acquisition under the purchase method of accounting. A reverse acquisition is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Hygea Health securities for the Company's net monetary assets, accompanied by a recapitalization. Accordingly, the transaction has been reflected as Hygea Health having issued a total of 12,775,904 shares of common stock to the Company's shareholders.

16.	Commitments and Contingencies

Legal Claims

The Company, in the normal course of operations, is involved in alleged claims where both, the Company and its patients or vendors, are negotiating the settlement or resolution of disputes. In these cases, management does not believe the disposition of these matters will materially affect the financial position of the Company.

Commitments

The Company has entered into three operating leases for office space. Future payments on these operating leases amount to:

2013	71,052
2014	218,121

2015	75,512
37,756
$402,441

Concentrations of Credit Risk

The Company derives substantially all of its revenue and accounts receivable from CarePlus. Revenues earned from CarePlus amounted to $7,074,723 and $7,631,831 for the years ended December 31, 2012 and 2011, respectively. CarePlus accounts receivables amounted to $5,500,898 and $3,886,784 as of December 31, 2012 and 2011, respectively.

17.	Related Party Transactions

During 2011, the Company entered into a loan agreement with a company controlled by the Chairman of its Board of Directors. The loan agreement provides for maximum borrowings of $1,000,000 with interest accruing at 15.0% per annum. As of December 31, 2012 and 2011, the Company had borrowed $275,000 and $255,000 under this arrangement, due on September 30, 2013. See Note 12.

At December 31, 2012 and 2011, the Company had borrowed a total of $369,940 and $545,627, respectively from the Company's Chief Executive Officer, or from individuals related to the Company's Chief Executive Officer or entities under his control for working capital purposes. These advances are unsecured and have no maturity. Interest is accrued on these advances at 4.0% per annum. See Note 12.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Related Party Transactions – continued

On November 15, 2011, the Company sold its investment in Cyfluent for its carrying cost of $342,368 to an entity controlled by the Company's Chairman, its Chief Executive Officer and President, its Chief Operating Officer, and two additional Directors of the Company. The purchase price is payable in five annual installments of $60,000 each, beginning November 15, 2012, with a final installment of $42,368 on November 15, 2017. See Note 5.

During the year ended December 31, 2012 and 2011, the Company made payments totaling $47,300 and $74,000, respectively, to a firm controlled by its Chief Executive Officer, President and Director for legal services to be rendered.

18.	Subsequent Events

On March 5,2013, the Company engaged Dawson James, a broker dealer who is a member of Financial Industry Regulatory Authority ("FINRA"), to assist in raising capital. The Contract called for Dawson James to receive a ten percent commission to paid in cash (10%) on all offering sales. Dawson James shall also receive a common stock purchase warrant to purchase an amount of shares equal to ten percent (10%) of the shares of common stock issued at an exercise price of SO. 1875 per share. In addition, the Company will pay Dawson James a $20,000 due diligence fee plus additional pass through expenses plus 3% of the total capital raised for general expenses. On March 16,2013, the Company entered a Stock Purchase Agreement with Dawson James pursuant to which Dawson James acquired 35,998,000s shares of common (the "Dawson Shares") stock for a purchase price of $0.0001 per share. As of December 31st 2013 Dawson James subscribed $3,060,000 of the offering. Dawson James earned and was paid $306,000 in commissions and approximately $173,000 of offering expenses. Also as of December 31s' 2013, after two offering extensions, the offering was closed to further investment.

On December 24th, 2013, OK Compounding from Tulsa, Oklahoma, contracted to invest $3,000,000 into Hygea with an option to invest an additional $7,000,000 for $10,000,000 investment to purchase up to a 20% total stake in the Company. The transaction has a per share price of approximately $.225 per share on a fully diluted basis. As of May 10th, 2013 OK has invested a total of $2,250,000 of its $3,000,000 contracted investment. As part of the OK investment Hygea has entered into a revenue sharing agreement for sales of compounding products OK makes to physicians via the Palm Medical IPA members.

In March of 2014 the Company entered into an agreement with Millennium HealthCare, Inc. to provide Millenniums' ancillary services to Hygea's owned physicians and its IPA physician members in the Palm Medical Network.

During 2013 and the first 4 months of 2014 Hygea made the five practice acquisitions listed below for a total combined of 15 Primary Care Physicians (PCPs)

1.	On January la, 2013 Hygea acquired Dr. Miguel Burgos MD PA in Orlando, FL for a total acquisition price of $440,000.

2.	On January 29th, 2013 Hygea acquired MD-to-Home LLC in Boca Raton, FL for a total acquisition price of $ 1,018,000.

3.	On March 1st, 2013 Hygea acquired Mid Florida Adult Medicine LLC (Dr. Raul Tamayo) in Orlando, FL for a total acquisition price of $1,500,000.

4.	On May 29, 2013 Hygea acquired Excel Hospitalists Partners LLC of Orlando, FL for a total acquisition price of $1,500,000.

NOTE: This transaction was rescinded in November.

HYGEA HOLDINGS CORP. AND SUBSIDIARIES

(FORMERLY PIPER ACQUISITION II, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events (Continued)

5.           ON February 25*, 2014 Hygea acquired Atlanta Clinical Research Centers LLC and Atlanta Cardiology and Primary Care PC (Dr. Bobby Kahn) of Atlanta, FL for a total acquisition price of $1,000,000.

In July of 2013 Hygea signed a binding Letter of Intent (LOI) to acquire Physician's Group Alliance (PGA), a holding company of a number of Florida and Georgia practices, majority owned and controlled by William Steele a former Humana senior executive. After months of extensive negotiations, it was concluded that because of PGA's existing corporate and financial structure it would not be able to be audited. Accordingly the LOI was terminated in March 2014.

Hygea is currently in active negotiations to acquire a number of practices and physician groups in Florida, New York, New Jersey and Georgia. These include:

1.	2 IPAs in New York comprising of over 200 physicians as well that will include the outright acquisition of up to 3O of those doctors.

2.	12 separate practice in South and Central Florida that comprise over SO doctors.

3.	A 45 PCP member group being formed as an IPA in Atlanta, GA

4.	Core group of 3 PCPs that represent over 30 PCPs in New Jersey.

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

As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and our principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer (our principal financial officer and our principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Daniel T. McGowan	63	Chairman of the Board of Directors
Manuel E. Iglesias	57	Chief Executive Officer, President and Director
Edward (Ted) Moffly	57	Director and Chief Financial Officer
Martha Castillo	37	Chief Operating Officer and Director
Frank Kelly Jr.	64	Director
Dr. Carl Rosencrantz	59	Director
Francisco H. Reccio	66	Director
Glenn Marrichi	60	Director
Lacy Loar	58	Compliance Officer and Director
Frank B. Olsen	64	Senior Vice-President of Operations

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Daniel T. McGowan – Chairman, Board of Director . Since 2010, Daniel McGowan has served as chairman and a director of the Company.  Entering his 41st year of leadership in health and human services delivery, Mr. McGowan has been responsible for the transformation of a variety of key organizations, including the dramatic transformation of HIP Health Plans of New York from a troubled company to one of the nation’s leading health care companies.  Under his stewardship as President, HIP grew from less than $1.0 billion in annual revenue to over $5.0 billion and acquired Connecticare, Vytra and Perfect Health plans in a ten-year period, while paying off over $400 million in debt and moving from the 49th to the 440th percentile of the organization’s reserve requirement.  When HIP and GHI merged in 2006, he was named the first President of Emblem Health Services Corp., LLC with annual revenues of $8.0 billion serving 1,600,000 over 5.5 million members in New York and Connecticut.  Today, he does private consulting and chairs a number of critically-important boards in healthcare, development and education, including the National Medical Fellowships, the New York Primary Care Development Corporation and the New York Chapter of the Arthritis Foundation.  Prior to his work for HIP and Emblem Health, he led the development of Catholic Charities for the Long Island Diocese into the largest health and human services agency on Long Island by expanding its programs and quadrupling its resources.  He served as vice president for Planning and Program Development at Long Island Jewish Medical Center and as executive director of both the Long Island and New York City Health Systems agencies.  He was elected president of the New York State Association of Health Planning Agencies and chair of the American Health Plan Association.  Mr. McGowan was a key leader for several Midwest health planning agencies, including the Bureau of Planning Coordination for the State of Wisconsin when it was ranked as the top such agency in the country by the Department of Health and Human Services.  He has lectured and written extensively on health-system and hospital planning, development and regulation, holding faculty positions at several major universities.  Mr. McGowan graduated from Marquette University with a Bachelor of Arts in Psychology and received a Master of Science from Northern Illinois University in Administration of Health and Mental Health Services.  Mr. McGowan served as President of Emblem Health Services Corporation, LLC, from 2007 to 2008 and served as President and Chief Operating Officer of Health Insurance Plan (HIP) of New York from 1997 to 2008.  He has been consulting and acting on many private and public boards since 2008.

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

Edward (Ted) Moffly CFO  – Director. Since 2007, Edward Moffly has served as an officer and director of the Company.  Ted was the former CFO of IP Gear (Pink Sheets QMXI), an enterprise VoIP company.  As CFO, Mr. Moffly engineered the acquisition of Quasar/BOS, an Israeli VoIP gateway company, brought the company public via a downstream merger and structured contracts with companies such as Siemens and Excel.  Before IP Gear, Mr. Moffly was founding partner and CEO of Spin Networks, a security software company based out of Toronto, Canada and Belo Horizonte, Brazil.  Mr. Moffly was the CEO of Synergyx, an IP integration company.  The company designed, built and managed IP networks in over 50 countries.  Mr. Moffly has extensive experience managing sophisticated construction projects including hydroelectric, medical technology and automated production facilities..  He is on the board of directors for Moveo LLC, an international transportation services provider company.  Mr. Moffly did his undergraduate work at Columbia University and has an MBA in Finance from the University of Chicago.

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

Frank Kelly, Jr. – Director .  Frank Kelly became Director and Chairman of the Board in 2007.  Mr. Kelly is the President and CEO of MFK Global, Inc. since 1999, a diversified management and strategic marketing consulting company, where he manages and implements global projects ranging from management reorganization to innovative product introductions.  Prior to MFK Global, Mr. Kelly worked 24 years with The Coca-Cola Company, holding various executive positions with both US and global responsibilities including Japan.  Mr. Kelly attended Harvard University Business School MBA program and holds a B.S. in Accounting and Finance from Bentley University.

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

Francisco H. Recio – Director .  Mr. Recio has over thirty years of international experience in finance, accounting, management and technology.  He began his career at Deloitte, Haskins & Sells in the Management Consulting Practice and rose to Senior Manager.  Mr. Recio left Deloitte for KPMG, joining as a Senior Manager in the Management Consulting Department and became a partner one year later.  He was Partner in Charge of Florida Consulting and Latin America Consulting and was the Chairman of the Worldwide Operations Management Practice Committee.  Mr. Recio then joined Oracle Corporation as Group Vice President of Latin America Services with responsibility for over 1,000 professionals as direct reports.  During his stewardship, Oracle revenues in Latin America Services increased tenfold.  Mr. Recio left Oracle to found and become chairman of Avisena, Inc., a healthcare practice management technology company.  Mr. Recio is a member of the Board of Directors of Palmetto General Hospital, the largest Tenet hospital in Florida; sits on various advisory boards including the Lally School of Management and Technology and at his alma mater Rensselaer Polytechnic Institute (“RPI”); served as a member of the Board of Directors of the Cedars Medical Center Foundation (largest HCA hospital in Florida); and is a former member of the Board of Directors of the Health Foundation of South Florida.  Mr. Recio has a bachelor’s degree in Engineering and an MS in Management from RPI.

Glenn Marrichi – Chief Strategic Officer, Director. Since 2010, Glenn Marrichi has served as an officer and director of the Company.  He brings extensive strategic and brand-marketing experience in the healthcare category.  As an executive at major international advertising agencies in Chicago, New York, Los Angeles and Detroit, Mr. Marrichi has engaged in brand-building and strategic marketing on behalf of these well-known brands — Johnson & Johnson, Celebrex, Baxter International, Ciba Vision, The Arthritis Foundation and McNeil Consumer Products.  A national speaker on the subject of brand value innovation, he’s a winner of the industry’s prestigious awards including the American Marketing Association’s Gold EFFIE for advertising & marketing effectiveness.  In addition, he has served on the national board of both the Arthritis Foundation and Community Health Charities, the leading workplace-based charity devoted to health causes that include the American Cancer Society, American Diabetes Association and the American Heart Association.  Mr. Marrichi’s principal occupation for the last five years has been President and Chief Executive Officer of The Marketing Identity Partnership, Inc.

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

Dr. Francis B. Olsen - Senior Vice- President for Operations .  Dr. Olsen has spent over thirty years in various positions in the healthcare arena: clinical practice, residency education, hospital outpatient department administration and finally senior executive of an $8 billion health insurer.  Dr. Olsen served as a Senior Vice President for Emblem Health NY from July 1997 to November 2008.  From November 2008 to present, Dr. Olsen has served as The Managing Partner for Ask 4 Risk Services, LLC.  As a result of this career path he has developed interest and expertise in process analysis and re-engineering, healthcare finance and coordination of payments in a very complex reimbursement environment.  He spent over 11 years in managed care as senior executive responsible for regulatory compliance, as well as operational and financial performance of all government sponsored products (Medicare, Medicaid. Child and Family Health Plus and Workers Compensation).  Dr. Olsen has occupied VP and SVP slots for Product Management at HIP Health Plan of New York which merged with GHI to become Emblem Health.  At various times during this period he was given responsibility for enrollment, customer service, direct marketing and the government products sales force.  Dr. Olsen serves as a director on the boards of Care for the Homeless and the State University of New York at Stony Brook School of Dental Medicine Alumni Association.  Previously, he held directorships of Vytra Health Plan, the Perfect Health Insurance Company and Health Watch Systems.

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

Item 11.                      Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martha Castillo	2011	$80,000	—	—	—	—	—	—	$80,000
	2010	$80,000	—	—	—	—	—	—	$80,000

Manuel E. Iglesias	2011	$100,000	—	—	—	—	—	—	$100,000
	2010	$-0-	—	—	—	—	—	—	$-0-

Except as set forth above, no other executive officer has received compensation from the company for the above years.

The Company has entered into material employment contracts with four of its executive officers, four of which are on the Board of Directors, as follows:

Name	Position	Contract Term Ending	Compensation

Manuel Iglesias	President and Chief Executive Officer	September 2014	$240,000	(a)
Martha Castillo	Chief Operating Officer	September 2014	$95,000	(b)
Lacy Loar	Compliance Officer	September 2014	$75,000	(c)
Edward Moffly	Chief Financial Officer	September 2014	$120,000	(d)

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

2012Grants of Plan-Based Awards

The Company made no plan-based equity and non-equity awards grants to named executives in 2012.

Outstanding Equity Awards at Fiscal Year End

The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of December 31, 2012.

Option Exercises

During our fiscal year ended December 31, 2012, there were no options exercised by our named officers.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 18, 2014 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (3)
Manuel R. and Olga Iglesias Trust	55,032,444	33.49%
Daniel T. McGowan (2)	1,531,670	* %
Manuel E. Iglesias (2)	969,260	*
Edward (Ted) Moffly (2)	31,500,959	19.2%
Martha Castillo (2)	1,076,956	*
Frank Kelly Jr. (2)	5,995,054	3.65%
Dr. Carl Rosencrantz (2)	855,582	*
Francisco H. Reccio (2)	1,076,956	*
Glenn Marrichi (2)	1,292,347	*
Frank B. Olsen (2)	-0-	—
Lacy Loar (2)	1,615,434	* %
All officers and directors as a group (10 people)	45,914,218	27.94%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Hygea Holdings Corp., 9100 South Dadeland Blvd., Suite 1500, Miami, Florida 33156.

(2)	Executive officer and/or director of the Company.

(3)	Applicable percentage ownership is based on 164,322,680 shares of common stock outstanding as of December 18, 2014 (including 16,027,437 shares which are issuable in connection with the automatic conversion of certain promissory notes upon effectiveness of the registrant’s Registration Statement on Form S-1 on February 10, 2012), together with securities exercisable or convertible into shares of common stock within 60 days of December 18, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 18, 2014 , are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 14.                      Principal Accounting Fees and Services 4

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012, and for the fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$40,120	$39,500
Audit Related Fees	$57,125	$62,700
Tax Fees	$-	$18,750
All Other Fees	$27,864	$29,500
Total	$125,109	$150,450

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

4 Kabani, please provide

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Form of 10% Convertible Promissory Notes – November 2009 (1)
4.2	Form of Letter Agreement Amending November 2009 Financing (1)
4.3	Form of 5% Convertible Promissory Notes (1)
4.4	Letter Agreement entered Convertible Promissory Notes Holders (1)
4.5	Non-Negotiable Secured Promissory Note issued to Kirkpatrick Family Foundation, Inc. dated August 1, 2011 (3)
4.6	Promissory Note dated December 14, 2010 issued to Manuel R. Iglesias Trust (3)
4.7	Amendment Letter dated December 14, 2011 to Non-Negotiable Secured Promissory Note issued to Kirkpatrick Family Foundation, Inc. dated August 1, 2011 (3)
4.8	Promissory Note issued to D’Arraigan Investment Trust dated December 14, 2011 (3)
4.9	Form of Letter Agreement amending the Convertible Promissory Notes (3)
10.1	Share Exchange Agreement by and between Hygea Holdings Corp. (f/k/a Piper Acquisition II, Inc.), Hygea Health Holdings, Inc. and the shareholders of Hygea Health Holdings, Inc.(2)
10.2	Assignment Agreement entered by and between Hygea Holdings Corp. (f/k/a Piper Acquisition II, Inc.) and Nobis Capital Advisors, Inc. dated May 2, 2011 (1)
10.3	Network Agreement between CarePlus Health Plans, Inc. and Palm Medical Network, LLC dated July 29, 2008 (2)
10.4	Global Capitation Agreement between Citrus Health Care, Inc. and The Med Family LLC dated October 1, 2007 (2)
10.5	Network Risk Agreement between Preferred Care Partners, Inc. and Palm Medical Network, LLC effective January 1, 2009 (2)
10.6	Network Agreement between Physicians United Plan, Inc. and Palm Medical MDA, Inc. effective January 1, 2009 (2)
10.7	Form of Consulting Services Agreement between ProMD Practice Management, Inc. and Hygea Health (2)
10.8	Healthcare IT Platform Agreement between Cyfluent, Inc. and Hygea Health Network, Inc. dated August 3, 2009 (2)
10.9	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Edward Moffly dated October 1, 2009 (2)
10.10	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Lacy Loar dated October 1, 2009 (2)
10.11	Senior Executive Employment Agreement between Hygea Health Holding, Inc. and Manuel E. Iglesias dated October 1, 2009 (2)
10.12	Senior Executive Employment Agreement between Palm Medical Network, LLC and Martha Castillo dated October 1, 2009 (2)
10.13	Letter Agreement between Martha Castillo and Hygea Holdings Corp. dated February 3, 2012
21.1	List of Subsidiaries (1)
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 16, 2011.
(2)	Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on October 13, 2011.
(3)	Incorporated by reference to the Amendment No. 2 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 21, 2011.
(4)	Incorporated by reference to the Amendment No. 5 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 6, 2012.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida on this 2nd day of January, 2015

HYGEA HOLDINGS CORP.

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

Signature	Capacity	Date

/s/ Manuel E. Iglesias	Chief Executive Officer and Director	January 2, 2015
Manuel E. Iglesias	(Principal Executive Officer)

/s/ Daniel T. McGowan	Chairman of the Board of Directors	January 2, 2015
Daniel T. McGowan

/s/ Edward (Ted) Moffly	Chief Financial Officer and Director (Principal Financial	January 2, 2015
Edward (Ted) Moffly	Officer and Accounting Officer)

/s/ Martha Castillo	Chief Operating Officer and Director	January 2, 2015
Martha Castillo

/s/ Frank Kelly Jr.	Director	January 2, 2015
Frank Kelly Jr.

/s/ Dr. Carl Rosencrantz	Director	January 2, 2015
Dr. Carl Rosencrantz

/s/ Francisco H. Recio	Director	January 2, 2015
Francisco H. Recio

/s/ Glenn Marrichi	Chief Strategic Officer and Director	January 2, 2015
Glenn Marrichi

/s/ Lacy Loar	Compliance Officer and Director	January 2, 2015
Lacy Loar

/s/ Frank H. Olsen	Senior Vice President of Operations	January 2, 2015
Frank H. Olsen

